Form 10QSB
period 2004-09-30
SFSB, Inc.
filed 2004-12-23
CIK 1303026

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004.

Commission file number: 000-51037

SFSB, INC.

(Exact name of small business issuer as specified in its charter)

United States	To Be Applied For
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1614 Churchville Road, Bel Air, Maryland 21015

Address of principal executive offices

(443) 265-5570

Issuer’s telephone number

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☐     No  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

At December 1, 2004, there were no shares of the issuer’s Common Stock, par value $0.01 per share, outstanding.

Transitional Small Business Disclosure Format (Check One): Yes  ☐    No  ☒

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

SFSB, Inc. has not yet been organized and will be formed upon completion of the mutual holding company reorganization of Slavie Federal Savings Bank. After completion of the reorganization, the SFSB, Inc. will become the federally chartered mid-tier stock holding company of Slavie Federal Savings Bank and will own all of Slavie Federal Savings Bank’s capital stock. SFSB, Inc. is not currently an operating company and, therefore, the information presented in this report is for Slavie Federal Savings Bank and its subsidiary.

SLAVIE FEDERAL SAVINGS BANK

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	Sept. 30, 2004	December 31, 2003
	(Unaudited)
ASSETS
Cash and due from banks	$918,692	$819,932
Federal funds sold	2,727,814	2,677,694

Cash and cash equivalents	3,646,506	3,497,626

Investment securities - available for sale	7,935,766	7,849,283
Investment securities - held to maturity	3,994,804	3,992,578
Mortgage backed securities - held to maturity	7,670,272	10,266,356
Loans receivable - net of allowance for loan losses of 2004 $399,189; 2003 $362,189	116,503,282	93,210,282
Federal Home Loan Bank of Atlanta stock at cost	1,475,000	825,000
Premises and equipment, at cost, less accumulated depreciation	5,875,688	6,049,516
Ground rents	—	155,466
Accrued interest receivable	418,389	376,738
Other assets	434,491	213,524

Total assets	$147,954,198	$126,436,369

LIABILITIES AND EQUITY

Liabilities
Deposits	$106,001,285	$97,823,540
Checks outstanding in excess of bank balance	427,683	682,631
Borrowings	29,500,000	16,500,000
Advance payments by borrowers for taxes and insurance	656,866	279,318
Other liabilities	254,002	210,149

Total liabilities	136,839,836	115,495,638

Commitments and Contingencies

Equity
Retained earnings (substantially restricted)	11,169,302	10,966,235
Accumulated other comprehensive income (loss)	(54,940)	(25,504)

Total equity	11,114,362	10,940,731

Total liabilities and equity	$147,954,198	$126,436,369

See notes to consolidated financial statements.

SLAVIE FEDERAL SAVINGS BANK

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Interest and fees on loans	$1,557,777	$1,186,993	$4,220,510	$3,645,666
Interest and dividends on investment securities	85,804	99,079	248,866	293,104
Interest on mortgage backed securities	66,409	90,537	227,663	313,273
Other interest income	25,097	18,554	55,973	86,242

Total interest income	1,735,087	1,395,163	4,753,012	4,338,285

Interest on deposits	638,070	748,925	1,844,476	2,391,727
Interest on short-term borrowings	123,213	—	171,646	—
Interest on long-term borrowings	54,353	25,455	213,590	62,205
Other interest expense	35	44	100	294

Total interest expense	815,671	774,424	2,229,812	2,454,226

Net interest income	919,416	620,739	2,523,200	1,884,059
Provision for loan losses	12,000	13,000	36,000	27,700

Net interest income after provision for loan losses	907,417	607,739	2,487,200	1,856,359

Other Income (Loss)
Loss on sale of ground rents to related parties	—	—	(102,166)	—
Loss on sale of ground rents	—	—	—	(4,300)
Rental income	28,046	2,542	77,492	8,016
Other income	17,382	20,393	53,372	70,802

Net other income	45,428	22,935	28,698	74,518

Non-Interest Expenses
Compensation and other related expenses	339,141	266,206	1,043,078	835,479
Occupancy expense	100,132	87,841	295,637	258,464
Advertising expense	50,664	46,659	149,380	125,408
Service bureau expense	37,420	34,562	107,635	105,151
Furniture, fixtures and equipment	53,229	53,905	161,499	182,042
Telephone, postage and delivery	22,893	20,467	63,298	62,028
Other expenses	114,799	113,740	361,704	320,358

Total non-interest expenses	718,278	623,380	2,182,231	1,888,930

Income before income tax provision	234,566	7,294	333,667	41,947
Income tax provision	96,094	843	130,600	4,849

Net income	$138,472	$6,451	$203,067	$37,098

See notes to consolidated financial statements.

SLAVIE FEDERAL SAVINGS BANK

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net income	$138,472	$6,451	$203,067	$37,098

Net unrealized (loss) gain on securities available for sale during the period (net of taxes of $(13), $(18,202), $(18,521) and $(20,040)	(20)	(28,929)	(29,436)	(31,850)

Total Comprehensive Income (Loss)	$138,452	$(22,478)	$173,631	$5,248

See notes to consolidated financial statements.

SLAVIE FEDERAL SAVINGS BANK

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
	2004	2003
Cash Flows From Operating Activities
Net income	$203,067	$37,098
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Net amortization (accretion) of premiums and discounts	31,740	41,969
Amortization of deferred loan fees	(202,139)	(176,215)
Provision for loan losses	36,000	27,700
Loss on ground rents	102,166	4,300
Provision for depreciation	244,000	228,352
Decrease (increase) in accrued interest receivable and other assets	(262,618)	280,731
Increase in accrued interest payable	22,135	2,219
(Decrease) increase in other liabilities	40,361	(190,015)

Net Cash Provided by Operating Activities	214,712	256,139

Cash Flows from Investing Activities
Purchase of available for sale securities	(134,440)	(1,616,408)
Purchase of held to maturity securities	—	(3,991,094)
Proceeds from redemption of held to maturity securities	—	5,000,000
Net (originations) repayments on loans	(23,126,861)	(11,200,102)
Purchase of mortgage backed securities	—	(6,106,571)
Principal collected on mortgage backed securities	2,562,118	4,213,749
Purchase of Federal Home Loan Bank of Atlanta stock	(650,000)	(30,000)
Purchases of premises and equipment	(70,172)	(72,733)
Proceeds from redemption of ground rents	53,300	4,600

Net Cash Used in Investing Activities	(21,366,055)	(13,798,559)

Cash Flows from Financing Activities
Net increase in NOW, money market and savings deposits	5,951,461	2,073,168
Net (decrease) increase in certificates of deposit	2,226,162	(714,779)
(Decrease) increase in checks outstanding in excess of bank Balance	(254,948)	1,230,440
Proceeds from borrowings	13,000,000	10,000,000
Increase in advance payments by borrowers for taxes and insurance	377,548	290,796

Net Cash Provided by Financing Activities	21,300,223	12,879,625

(Decrease) increase in cash and cash equivalents	$148,880	$(662,795)
Cash and cash equivalents at beginning of year	3,497,626	6,491,179

Cash and cash equivalents at end of year	$3,646,506	$5,828,384

Supplemental Disclosures of Cash Flows Information:
Cash paid during the year for:
Income taxes	$80,900	$—
Interest expense	$2,229,713	$2,453,933

See notes to consolidated financial statements.

SLAVIE FEDERAL SAVINGS BANK

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1 – Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Slavie Federal Savings Bank (“the Bank”) and its wholly-owned subsidiary, Slavie Holdings, LLC (“Holdings”). All intercompany transactions have been eliminated in the consolidated financial statements.

Note 2 – Slavie Federal Savings Bank

The Bank’s primary business activity is the acceptance of deposits from the general public and the use of the proceeds for investments and loan originations. The Bank is subject to competition from other financial institutions. The Bank is subject to the regulations of certain federal agencies and undergoes periodic examinations by those regulatory authorities.

Holdings, formed on August 18, 1999 as a Maryland limited liability company, was created to acquire and manage certain real property located at 1614 Churchville Road, Bel Air, Maryland. This property includes the main office and corporate headquarters of the Bank. In addition, the property houses mixed use office space which is available for lease.

Note 3 – Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to SEC Form 10-QSB. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements.

The foregoing consolidated financial statements are unaudited; but in the opinion of management include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation thereof. The balances as of December 31, 2003 have been derived from the audited financial statements. These financial statements should be read in conjunction with the financial statements and notes thereto included in Slavie Federal Savings Bank’s 2003 Consolidated Financial Statements included in SFSB, Inc.’s Registration Statement on Form S-1, as amended. The results of operations for the nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the full year.

Certain prior year’s amounts have been reclassified to conform to the current year’s method of presentation. These reclassifications had no effect on net income.

Note 4 – Regulatory Capital Requirements

At September 30, 2004, the Bank met each of the three minimum regulatory capital requirements. The following table summarizes the Bank’s regulatory capital position at September 30, 2004.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provision
	Amount	%	Amount	%	Amount	%
September 30, 2004
(Unaudited)
Tangible (1)	$11,169,302	7.55%	$2,219,313	1.50%	N/A	N/A
Tier I capital (2)	11,169,302	14.81%	N/A	N/A	$4,526,093	6.00%
Core (leverage) (1)	11,169,302	7.55%	5,918,168	4.00%	7,397,710	5.00%
Risk-weighted (2)	11,568,491	15.34%	6,034,791	8.00%	7,543,489	10.00%

(1)	To adjusted total assets.

(2)	To risk-weighted assets.

Note 5 - Plan of Reorganization

On June 21, 2004, and as amended and restated on September 14, 2004 and November 1, 2004, the Board of Directors of Slavie Federal Savings adopted the Plan of Reorganization pursuant to which Slavie Federal Savings Bank will reorganize into the federal mutual holding company form of organization as a wholly-owned subsidiary of SFSB, Inc., which in turn will be a majority-owned subsidiary of Slavie Bancorp, MHC. Following receipt of all required regulatory approvals, the approval of the members of Slavie Federal Savings Bank entitled to vote on the Plan of Reorganization, and the satisfaction of all other conditions precedent to the reorganization, Slavie Federal Savings Bank will consummate the reorganization. Following completion of the reorganization, Slavie Federal Savings Bank in its stock form will continue to conduct its business and operations from the same offices with the same personnel as Slavie Federal Savings Bank conducted prior to the reorganization. The reorganization will not affect the balances, interest rates, or other terms of Slavie Federal Savings Bank’s loans or deposit accounts and the deposit accounts will continue to be insured by the FDIC to the same extent prior to the reorganization.

SFSB, Inc. will conduct a stock offering of up to 45.0% of the aggregate total voting stock of SFSB, Inc., pursuant to the laws of the United States of America and the rules and regulations of the Office of Thrift Supervision (“OTS”). SFSB, Inc.’s common stock will be offered to eligible account holders, tax-qualified employee plans and to the public.

The costs associated with the reorganization have been deferred and will be deducted from the proceeds from the sale of stock. If the reorganization does not occur, related expenses will be deducted from current income. Costs incurred through September 30, 2004 were $169,385.

Note 6 - Recent Accounting Pronouncement

On March 31, 2004, the Financial Accounting Standards Board ratified Emerging Issues Task Force Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”(“EITF 03-1”), which provides guidance on recognizing other-than-temporary impairments on certain investments. EITF 03-1 is effective for other-than temporary impairment evaluations for investments accounted for under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” as well as non-marketable equity securities accounted for under the cost method for reporting periods beginning after June 15, 2004. On September 30, 2004, the FASB directed the FASB staff to delay the effective date for the measurement and recognition guidance contained in paragraphs 10-20 of EITF 03-01. This delay will be superseded concurrent with the final issuance of EITF 03-01a. During the delay, the Bank continues to apply the relevant “other-than temporary” guidance under SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities.”

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

Some of the matters discussed below include forward-looking statements. Forward-looking statements often use words such as “believe,” “expect,” “plan,” “may,” “will,” “should,” “project,” “contemplate,” “anticipate,” “forecast,” “intend” or other words of similar meaning. You can also identify them by the fact that they do not relate strictly to historical or current facts. Our actual results and the actual outcome of our expectations and strategies could be different from those anticipated or estimated for the reasons discussed below and the reasons under the heading “Information Regarding Forward Looking Statements.”

SFSB, Inc. has not yet been organized and will be formed upon completion of the mutual holding company reorganization of Slavie Federal Savings Bank. After completion of the reorganization, the SFSB, Inc. will become the federally chartered mid-tier stock holding company of Slavie Federal Savings Bank and will own all of Slavie Federal Savings Bank’s capital stock. References to “we” or “our” refers to Slavie Federal Savings Bank.

Overview

Slavie Federal Savings Bank continued a pattern of growth during the three-month and nine-month periods ended September 30, 2004. This growth has resulted in improved operating results as compared to prior periods. As we look ahead at the remainder of the year, our loan pipeline remains steady. The economic conditions in the communities in which we operate remain solid with unemployment rates below the national average and growth rates at the top of all national lists. As a result, we anticipate that our loans and deposits will continue to grow and we will continue to realize improved earnings over the prior year.

Key measurements and events for the three-month and nine-month periods ended September 30, 2004 include the following:

•	Total assets at September 30, 2004 increased by 17.02% to $147,954,198 as compared to $126,436,369 as of December 31, 2003.

•	Net loans outstanding increased by 24.99% from $93,210,282 as of December 31, 2003 to $116,503,282 as of September 30, 2004.

•	Nonperforming loans at September 30, 2004 totaled $354,306. Appropriate allowance for loan losses continue to be maintained.

•	Deposits at September 30, 2004 were $106,001,285, an increase of $8,177,745 or 8.36% from December 31, 2003.

•	Slavie Federal Savings Bank realized net income of $138,472 and $203,067 for the three-month and nine-month periods ended September 30, 2004. This compares to net income of $6,451 and $37,098 for the three-month and nine-month periods ended September 30, 2003.

•	Net interest income, our main source of income, was $919,416 and $2,523,200 during the three-month and nine-month periods ended September 30, 2004 compared to

$620,739 and $1,884,059 for the same periods in 2003. This represents increases of 48.12% and 33.92% for the three-months and nine-months ended September 30, 2004 as compared to the same periods in 2003.

•	We had no loan charge-offs during the nine month periods ending September 30, 2004 or September 30, 2003.

•	Non-interest income increased by $22,493 and decreased by $45,820, or 98.07% and 61.49%, for the three-month and nine-month periods ended September 30, 2004, as compared to the three-month and nine-month periods ended September 30, 2003.

•	Non-interest expenses increased by $94,898 or 15.22%, and $293,301 or 15.53% for the three-month and nine-month periods ended September 30, 2004, as compared to the same periods ended September 30, 2003.

•	In July 2004, we introduced a new statement savings deposit account known as the Platinum Plus Account which pays a higher interest rate on balances of $50,000 or more.

A detailed discussion of the factors leading to these changes can be found in the discussion below.

Critical Accounting Policies

Slavie Federal Savings Bank’s financial statements are prepared in accordance with accounting principles generally accepted in the United States of America or GAAP, and follow general practices within the industry in which we operate. Application of these principles requires management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions, and judgments are based on information available as of the date of the financial statements; accordingly, as this information changes, the financial statements could reflect different estimates, assumptions, and judgments. Certain policies inherently have a greater reliance on the use of estimates, assumptions, and judgments and as such have a greater possibility of producing results that could be materially different than originally reported. Estimates, assumptions, and judgments are necessary when assets and liabilities are required to be recorded at fair value, when a decline in the value of an asset not carried on the financial statements at fair value warrants an impairment write-down or valuation allowance to be established, or when an asset or liability needs to be recorded contingent upon a future event. Carrying assets and liabilities at fair value inherently results in more financial statement volatility. The fair values and the information used to record valuation adjustments for certain assets and liabilities are based either on quoted market prices or are provided by other third-party sources, when available.

Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, management has identified the determination of the allowance for loan losses as the accounting area that requires the most subjective or complex judgments, and as such could be most subject to revision as new information becomes available.

Management’s judgment is inherent in the determination of the provision and allowance for loan losses, including in connection with the valuation of collateral and the financial condition of the borrower. The establishment of allowance factors is a continuing exercise and allowance factors may change over time, resulting in an increase or decrease in the amount of the provision or allowance based upon the same volume and classification of loans.

Changes in allowance factors or in management’s interpretation of those factors will have a direct impact on the amount of the provision, and a corresponding effect on income and assets. Also, errors in management’s perception and assessment of the allowance factors could result in the allowance not being adequate to cover losses in the portfolio, and may result in additional provisions or charge-offs, which would adversely affect income and capital. For additional information regarding the allowance for loan losses, see “Results of Operations for the Three and Nine Months Ended September 30, 2004 and 2003 -Provision for Loan Losses and Analysis of Allowance for Loan Losses.”

Results of Operations for the Three and Nine Months Ended September 30, 2004 and 2003

General. Net income increased $132,021, to $138,472 for the three months ended September 30, 2004 compared to $6,451 for the same period in the prior year. The increase was due primarily to a $298,677 increase in net interest income, offset by a $94,898 increase in non-interest expense.

For the nine months ended September 30, 2004, net income increased $165,969, or 447.38%, to $203,067 compared to $37,098 for the same period in the prior year. The increase was due primarily to a $639,141 increase in net interest income, offset by a $293,301 increase in non-interest expense.

Average Balances, Net Interest Income, Yields Earned and Rates Paid. The following tables present for the periods indicated the total dollar amount of interest income from average interest earning assets and the resultant yields, as well as the interest expense on average interest bearing liabilities, expressed both in dollars and rates. No tax equivalent adjustments were made and no income was exempt from federal income taxes. All average balances are monthly average balances. We do not believe that the monthly averages differ materially from what the daily averages would have been. Non-accruing loans have been included in the table as loans carrying a zero yield. The amortization of loan fees is included in computing interest income, however, such fees are not material.

	Three Months Ended September 30, 2004				Three Months Ended September 30, 2003
	Average Outstanding Balance	Interest Earned/ Paid		Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid		Yield/ Rate
Interest-earning assets:
Loans receivable(1)	$116,559	$1,558		5.35%	$78,924	$1,187		6.02%
Mortgage-backed securities	7,911	67		3.39	11,756	90		3.06
Investment securities (available for sale)	7,925	47		2.37	7,798	40		2.05
Investment securities (held to maturity)	3,994	39		3.91	5,991	59		3.94
Other interest-earning assets	4,818	25		2.06	5,100	19		1.49

Total interest-earning assets	141,207	1,736		4.92%	109,569	1,395		5.09%
Non-interest earning assets	7,277				7,338

Total assets	$148,484				$116,907

Interest-bearing liabilities:
Savings deposits	$33,293	81		0.97%	$28,644	76		1.06%
Demand and NOW accounts	2,224	3		0.54	2,033	4		0.79
Certificates of deposit	68,774	555		3.23	68,466	669		3.91
Escrows	11	—		—	14	—		—
Borrowings	31,500	177		2.25	3,333	25		3.00

Total interest-bearing liabilities	135,802	816		2.40%	102,490	774		3.02%
Non-interest bearing liabilities	1,608				3,518

Total liabilities	137,410				106,008
Total equity(2)	11,074				10,899

Total liabilities and equity	$148,484				$116,907

Net interest income		$920				$621

Interest rate spread(3)				2.52%				2.07%

Net interest-earning assets	$5,405				$7,079

Net interest margin(4)				2.61%				2.27%

Ratio of interest earning assets to interest bearing liabilities		1.04	x			1.07	x

(1)	Loans receivable are net of the allowance for loan losses.

(2)	Total equity includes retained earnings and accumulated other comprehensive income (loss).

(3)	Net interest rate spread represents the difference between the average yield on interest earning assets and the average cost of interest bearing liabilities.

(4)	Net interest margin represents net interest income as a percentage of average interest earning assets.

	Nine Months Ended September 30, 2004				Nine Months Ended September 30, 2003
	Average Outstanding Balance	Interest Earned/ Paid		Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid		Yield/ Rate
Interest-earning assets:
Loans receivable(1)	$104,363	$4,221		5.39%	$75,181	$3,646		6.47%
Mortgage-backed securities	8,848	228		3.44	11,267	313		3.70
Investment securities (available for sale)	7,894	134		2.27	7,119	116		2.18
Investment securities (held to maturity)	3,994	115		3.83	4,886	177		4.83
Other interest-earning assets	4,126	56		1.82	8,192	86		1.40

Total interest-earning assets	129,225	4,754		4.91%	106,645	4,338		5.42%
Non-interest earning assets	7,353				7,486

Total assets	$136,578				$114,131

Interest-bearing liabilities:
Savings deposits	$30,755	208		0.90%	$27,927	270		1.29%
Demand and NOW accounts	2,131	9		0.56	1,917	12		0.83
Certificates of deposit	67,490	1628		3.22	69,026	2,110		4.08
Escrows	16	—		—	26	—		—
Borrowings	22,944	385		2.24	2,111	62		3.93

Total interest-bearing liabilities	123,336	$2,230		2.41%	101,007	$2,454%		3.24%
Non-interest bearing liabilities	2,233				2,211

Total liabilities	125,569				103,218
Total equity(2)	11,009				10,913

Total liabilities and equity	$136,578				$114,131

Net interest income		$2,524				$1,884

Interest rate spread(3)				2.50%				2.18%

Net interest-earning assets	$5,889				$5,638

Net interest margin(4)				2.60%				2.36%

Ratio of interest earning assets to interest bearing liabilities		1.05	x			1.06	x

(1)	Loans receivable are net of the allowance for loan losses.

(2)	Total equity includes retained earnings and accumulated other comprehensive income (loss).

(3)	Net interest rate spread represents the difference between the average yield on interest earning assets and the average cost of interest bearing liabilities.

(4)	Net interest margin represents net interest income as a percentage of average interest earning assets.

Net Interest Income.

Three months ended September 30, 2004 compared to three months ended September 30, 2003.

Net interest income increased $298,677, or 48.12%, to $919,416 for the three months ended September 30, 2004 from $620,739 for the three months ended September 30, 2003. The increase was due primarily to a 62 basis point decrease in the average cost of interest-bearing liabilities offset by a 17 basis point decrease in the average yield on average interest-earning assets. Our interest rate spread increased to 2.52% from 2.07%, reflecting the more rapid decline in the cost of our interest bearing liabilities as compared to the decline in the yield of our interest earning assets. Also, our net interest margin increased to 2.61% from 2.27%.

Nine months ended September 30, 2004 compared to nine months ended September 30, 2003.

Net interest income increased $639,141, or 33.92%, to $2,523,200 for the nine months ended September 30, 2004 from $1,884,059 for the nine months ended September 30, 2003. The increase was due primarily to an 83 basis point decrease in the average cost of interest-bearing liabilities offset by a 51 basis point decrease in the average yield on average interest-earning assets. Our interest rate spread increased to 2.50% from 2.18%, reflecting the more rapid decline in the cost of our interest bearing liabilities as compared to the decline in the yield of our interest earning assets. Also, our net interest margin increased to 2.60% from 2.36%.

Interest Income.

Three months ended September 30, 2004 compared to three months ended September 30, 2003.

Interest income increased by $339,924, or 24.36%, to $1,735,087 for the three months ended September 30, 2004, from $1,395,163 for the three months ended September 30, 2003. The increase in interest income resulted primarily from increases of $370,784, or 31.24%, in interest and fee income from loans and $6,543, or 35.26%, in interest income from other interest earning assets (primarily consisting of interest earned on cash and cash equivalents and Federal Home Loan Bank Stock), partially offset by decreases of $24,128, or 26.65%, in interest income from mortgage backed securities and $13,275, or 13.40%, in interest income from investment securities.

The increase in interest income reflected a $31,638,441, or 28.88% increase in the average balance of interest-earning assets to $141,207,283 from $109,568,842, partially offset by a 17 basis point decrease in the average yield on interest-earning assets to 4.92% for the three months ended September 30, 2004 from 5.09% for the three months ended September 30, 2003, reflecting a decrease in market interest rates.

The increase in interest income and fees on loans was due to a $37,634,740, or 47.68% increase in average net loans receivable, from $78,923,818 to $116,558,558, offset by a 67 basis point decrease in average yield on net loans receivable, as a result of declines in market interest rates during the period.

Nine months ended September 30, 2004 compared to nine months ended September 30, 2003.

Interest income increased by $414,727, or 9.56%, to $4,753,012 for the nine months ended September 30, 2004, from $4,338,285 for the nine months ended September 30, 2003. The increase in interest income resulted primarily from an increase of $574,844, or 15.77%, in interest and fee income from loans, partially offset by decreases of $85,610, or 27.33%, in interest income from mortgage backed securities, $44,238, or 15.09%, in interest income from investment securities and $30,269, or 35.10%, in interest income from other interest earning assets (primarily consisting of interest earned on cash and cash equivalents and Federal Home Loan Bank stock).

The increase in interest income reflected a $22,579,353, or 21.17% increase in the average balance of interest-earning assets to $129,224,692 from $106,645,339, partially offset by a 51 basis point decrease in the average yield on interest-earning assets to 4.91% for the nine months ended September 30, 2004 from 5.42% for the nine months ended September 30, 2003, reflecting a decrease in market interest rates.

The increase in interest income and fees on loans was due to a $29,181,668, or 38.82% increase in average net loans receivable, from $75,181,278 to $104,362,946, offset by a 108 basis point decrease in average yield on net loans receivable, as a result of declines in market interest rates during the period.

The decrease in interest income from mortgage-backed securities was primarily the result of a $2,419,344, or 21.47% decline in average mortgage-backed securities. The decrease in interest income from investment securities was primarily reflective of a 100 basis point decrease in the average yield and a $892,127 or 18.26% decrease in the average balance of held to maturity investment securities, offset by a $774,620, or 10.88% increase in the average balance of available for sale investment securities.

Interest Expense.

Three months ended September 30, 2004 compared to three months ended September 30, 2003.

Interest expense, which consists of interest paid on deposits and borrowings, increased by $41,247, or 5.33%, to $815,671 for the three months ended September 30, 2004 from $774,424 for the three months ended September 30, 2003. The increase in interest expense resulted primarily from an increase in the average balance of interest-bearing liabilities, which was partially offset by a decrease in the average cost of deposits and borrowings. The average cost of deposits declined by 57 basis points and was offset by an increase in the average balance of deposits to $104,290,722 from $99,142,299. The average cost of borrowings declined by 75 basis points and was offset by an increase in the average balance of borrowings to $31,500,000 from $3,333,333.

Nine months ended September 30, 2004 compared to nine months ended September 30, 2003.

Interest expense decreased by $224,414, or 9.14%, to $2,229,812 for the nine months ended September 30, 2004 from $2,454,226 for the nine months ended September 30, 2003. The decrease in interest expense resulted primarily from a decrease in the average cost of deposits and borrowings as a result of declining market interest rates, which was partially offset by increases in the average balances of outstanding deposits and borrowings. The average cost of deposits declined by 78 basis points and was partially offset by an increase in the average balance of deposits to $100,375,856 from $98,869,802. The average cost of borrowings declined by 169 basis points and was partially offset by an increase in the average balance of borrowings to $22,944,444 from $2,111,111.

Provision for Loan Losses and Analysis of Allowance for Loan Losses. We establish provisions for loan losses, which are charged to operations, at a level estimated as necessary to absorb known and inherent losses that are both probable and reasonably estimable at the date of the financial statements. In evaluating the level of the allowance for loan losses, management considers, among other things, historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, and prevailing economic conditions (particularly as such conditions relate to our market area). We charge losses on loans against the allowance when we believe that collection of loan principal is unlikely. Recoveries on loans previously charged off are added back to the allowance.

Based on our evaluation of these factors, management made a provision of $12,000 and $13,000 for the three months ended September 30, 2004 and September 30, 2003, and a provision of $36,000 and $27,700 for the nine months ended September 30, 2004 and September 30, 2003. We had no charge-offs during the three or nine-month periods ended September 30, 2004 and September 30, 2003. We used the same methodology and generally similar assumptions in assessing the allowance for these periods.

We have developed a methodology for assessing the adequacy of the allowance for loan losses. Our methodology consists of three key elements: (1) specific allowances for identified problem loans, including certain impaired or collateral-dependent loans; (2) a general valuation allowance on certain identified problem loans; and (3) a general valuation allowance on the remainder of the loan portfolio.

Specific Allowance on Identified Problem Loans. The loan portfolio is segregated first between loans that are on our “watch list” and loans that are not. Our watch list includes:

•	loans 90 or more days delinquent;

•	loans with anticipated losses;

•	loans referred to attorneys for collection or in the process of foreclosure;

•	nonaccrual loans;

•	loans classified as substandard, doubtful or loss by either our internal classification system or by regulators during the course of their examination of us; and

•	troubled debt restructurings and other non-performing loans.

Two of our officers review each loan on the watch list and establish an individual allowance allocation on certain loans based on such factors as: (1) the strength of the customer’s personal or business cash flow; (2) the availability of other sources of repayment; (3) the amount due or past due; (4) the type and value of collateral; (5) the strength of our collateral position; (6) the estimated cost to sell the collateral; and (7) the borrower’s effort to cure the delinquency.

We also review and establish, if necessary, an allowance for certain impaired loans for the amounts by which the discounted cash flows (or collateral value or observable market price) are lower than the carrying value of the loan. Under current accounting guidelines, a loan is defined as impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due under the contractual terms of the loan agreement.

General Valuation Allowance on Certain Identified Problem Loans. We also establish a general allowance for watch list loans that do not have an individual allowance. We segregate these loans by loan category and assign allowance percentages to each category based on inherent losses associated with each type of lending and consideration that these loans, in the aggregate, represent an above-average credit risk and that more of these loans will prove to be uncollectible compared to loans in the general portfolio.

General Valuation Allowance on the Remainder of the Loan Portfolio. We establish another general allowance for loans that are not on the watch list to recognize the inherent losses associated with lending activities, but which, unlike specific allowances, has not been allocated to particular problem assets. This general valuation allowance is determined by segregating the loans by loan category and assigning allowance percentages based on our historical loss experience and delinquency trends. The allowance may be adjusted for significant factors that, in management’s judgment, affect the collectibility of the portfolio as of the evaluation date. These significant factors may include changes in lending policies and procedures, changes in existing general economic and business conditions affecting our primary lending areas, credit quality trends, collateral value, loan volumes and concentrations, seasoning of the loan portfolio, specific industry conditions within portfolio segments, recent loss experience in a particular segment of the portfolio, duration of the current business cycle and bank regulatory examination results. The applied loss factors are reevaluated annually to ensure their relevance in the current environment.

Although we believe that we use the best information available to establish the allowance for loan losses, the evaluation is inherently subjective as it requires estimates that are susceptible to significant revisions as more information becomes available or as future events change. If circumstances differ substantially from the assumptions used in making our determinations, future adjustments to the allowance for loan losses may be necessary and our results of operations could be adversely affected. In addition, the Office of Thrift Supervision, as an integral part of its examination process, periodically reviews our allowance for loan losses. The Office of Thrift Supervision may require us to increase the allowance for loan losses based on its judgments about information available to it at the time of its examination, which would adversely affect our results of operations.

The allowance for loan losses totaled $399,189, or 0.34% of gross loans outstanding of $117,494,002 at September 30, 2004, compared to an allowance for loan losses of $352,189, or 0.41% of gross loans outstanding of $85,874,354 at September 30, 2003.

The following table summarizes the activity in the provision for loan losses for the three and nine months ended September 30, 2004 and 2003.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(Dollars in Thousands)
Balance at beginning of period	$387	$339	$362	$324

Charge-offs	—	—	—	—
Recoveries	—	—	1	—

Net charge-offs	—	—	1	—
Provision for loan losses	12	13	36	28

Ending balance	$399	$352	$399	$352

Ratio of net charge-offs (recoveries) during the period to average loans outstanding, net, during the period	—	—	—	—

Ratio of allowance of loan losses to total loans outstanding	0.34%	0.41%	0.34%	0.41%

Allowance for loan losses as a percent of total non-performing loans	112.67%	177.61%	112.67%	177.61%

Other Income.

Three months ended September 30, 2004 compared to three months ended September 30, 2003.

Historically, our non-interest income has been relatively modest and one of our strategic initiatives is to increase our non-interest income. Non-interest income increased $22,493, or 98.07%, to $45,428 for the three months ended September 30, 2004, as compared to $22,935 for the three months ended September 30, 2003. The primary reason for the increase in non-interest income was a $25,504 increase in rental income from our headquarters building, partially offset by a $3,011 decrease in other miscellaneous income (generally, fees from deposit accounts, late charges from delinquent loan products and ATM fees). Rental income increased because significantly more of the leaseable space in our headquarters building was leased during the third quarter of 2004 as compared to the third quarter of 2003. As of September 30, 2004, we leased 65% of the total leaseable space in our headquarters building. We are actively attempting to lease the remaining 35% of the space available in the building.

Nine months ended September 30, 2004 compared to nine months ended September 30, 2003.

Non-interest income decreased $45,820, or 61.49%, to $28,698 for the nine months ended September 30, 2004, as compared to $74,518 for the nine months ended September 30, 2003. The primary reason for the decrease in non-interest income was a $102,166 loss on the sale of our ground rent portfolio, partially offset by an increase of $69,476 in rental income from our headquarters building. The ground rent portfolio was sold to a company controlled by director J. Benson Brown.

Ground rents are relatively unique to the Baltimore area. They represent obligations on the part of a homeowner to pay semi-annual rents to the holder of their ground lease. The ground lease typically is for a term of 99 years, automatically renewable forever and is freely transferable. The only obligation of the homeowner is to pay the ground rent to the holder of the ground lease for as long as the homeowner owns the real property. The holder of the ground lease has no right to take possession of the real property as long as the ground rent is paid. Under Maryland law, the owner of the real property has a right to redeem the ground lease based upon a statutory formula. The resale price of a ground lease is typically substantially less than the redemption price. During the first part of 2004, we made a strategic decision to sell our ground rent portfolio because this type of investment was not consistent with our long range plans in light of the servicing and collection burden associated with a large group of small balances.

The purchase price for the sale of the ground rents to the company controlled by Mr. Brown was based upon the amount that we would receive, after the payment of selling expenses, if we were to sell the portfolio for its appraised value (based on an appraisal we received from an independent appraisal firm). The sale was approved by our board of directors, other than Mr. Brown and Mr. Drechsler (who has served as counsel to Mr. Brown on unrelated matters), including our independent directors.

Non-interest Expense.

Three months ended September 30, 2004 compared to three months ended September 30, 2003.

Non-interest expense was $718,278 for the three months ended September 30, 2004 as compared to $623,380 for the three months ended September 30, 2003, an increase of $94,898, or 15.22%. The increase was due primarily to a $72,935 increase in compensation and related expenses, a $12,291 increase in occupancy expenses and a $4,005 increase in advertising expenses. The increase in compensation and related expenses reflected, among other items, the hiring of a residential loan officer in March 2004 and a commercial lender in April 2004. The increase in occupancy expenses reflected costs incurred in building out tenant space at our headquarters building.

Nine months ended September 30, 2004 compared to nine months ended September 30, 2003.

Non-interest expense was $2,182,231 for the nine months ended September 30, 2004, as compared to $1,888,930 for the nine months ended September 30, 2003, an increase of $293,301, or 15.53%. The increase was due primarily to a $207,599 increase in compensation and related expenses, a $37,173 increase in occupancy expenses, a $23,972 increase in advertising expense and a $41,346 increase in other expenses (consisting primarily of charitable contributions, office supplies expenses, Office of Thrift Supervision assessments, network support expenses, correspondent bank fees, professional expenses, armored car cash delivery fees, dues and subscriptions and insurance premiums), partially offset by a decrease of $20,543 in furniture, fixtures and equipment expense. Compensation and related expenses and occupancy expenses increased for the same reasons that they increased during the three months ended September 30, 2004 as compared to the three months ended September 30, 2003.

Income Tax Expense.

Three months ended September 30, 2004 compared to three months ended September 30, 2003.

The provision for income taxes increased to $96,094 for the three months ended September 30, 2004 from $843 for the three months ended September 30, 2003, representing an increase of $95,251. The increase in the provision for income taxes was primarily due to our higher level of income before taxes of $234,566 for the three months ended September 30, 2004, as compared to $7,294 for the three months ended September 30, 2003, and the related surtax exemption being phased out due to our higher level of taxable income.

Nine months ended September 30, 2004 compared to nine months ended September 30, 2003.

The provision for income taxes increased to $130,600 for the nine months ended September 30, 2004 from $4,849 for the nine months ended September 30, 2003, representing an increase of $125,751. The increase in the provision for income taxes was primarily due to our higher level of income before taxes of $333,667 for the nine months ended September 30, 2004, as compared to $41,947 for the nine months ended September 30, 2003, and the related surtax exemption being phased out due to our higher level of taxable income.

Analysis of Financial Condition

Assets.

General.

Our total assets increased by $21,517,829 or 17.02%, to $147,954,198 at September 30, 2004, from $126,436,369 at December 31, 2003. The increase in total assets resulted primarily from a $23,293,000, or 24.99 % increase in net loans receivable, from $93,210,282 at December 31, 2003 to $116,503,282 at September 30, 2004, and a $650,000, or 78.79% increase in Federal Home Loan Bank of Atlanta stock. These increases were offset by a $2,596,084, or 25.29% decrease in mortgage-backed securities, from $10,266,356 at December 31, 2003 to $7,670,272 at September 30, 2004. Asset growth was fueled by increased deposits and additional borrowings, which were used to increase loans receivable. We purchased additional Federal Home Loan Bank of Atlanta stock during the period to support our receipt of additional advances.

Investment Securities.

We have the authority to invest in various types of securities, including mortgage-backed securities, U.S. Treasury obligations, securities of various federal agencies and of state and municipal governments, certificates of deposit at federally-insured institutions, certain bankers’ acceptances and federal funds. As a member of the Federal Home Loan Bank of Atlanta, we are required to maintain an investment in its stock based on percentages specified by the Federal Home Loan Bank of Atlanta on our outstanding advances. Our investment strategy is established by our board of directors.

Our securities must be categorized as either “held to maturity,” “trading securities” or “available for sale,” based on management’s intent as to the ultimate disposition of each security. Securities classified as held to maturity are accounted for at amortized cost. Securities classified as available for sale are reported at fair value, and unrealized gains and losses on the securities are excluded from earnings and reported, net of the related tax effect, as a separate component of equity until realized. There are no trading securities in the portfolio.

Our investment policy is designed to provide and maintain adequate liquidity and to generate favorable rates of return without incurring undue interest rate or credit risk. From time to time, investment levels may be increased or decreased depending upon yields available on investment alternatives and management’s projections as to the demand for funds to be used in loan originations and other activities.

The investment portfolio at September 30, 2004 amounted to $19,600,842, a decrease of $2,507,375, or 11.34%, from $22,108,217 at December 31, 2003. Investment securities – available for sale, increased $86,483, or 1.10%, to $7,935,766 at September 30, 2004 from $7,849,283 at December 31, 2003, primarily as a result of dividends credited to the account. Mortgage backed securities – held to maturity, decreased $2,596,084, or 25.29%, to $7,670,272 at September 30, 2004 from $10,266,356 at December 31, 2003, as a result of principal repayments. In general, we deployed the proceeds received on the repayment of the mortgage backed securities into loans and federal funds for future loan fundings.

The carrying value of available for sale securities includes unrealized loss of $89,508 at September 30, 2004 (reflected as accumulated other comprehensive loss of $54,940 in equity after deferred taxes) as compared to net unrealized loss of $41,552 ($25,504 net of taxes) as of December 31, 2003. In general, this increase in unrealized loss was a result of rising interest rates.

Loan Portfolio.

Our principal lending activity has been the origination of first mortgage loans for the purchase or refinancing of one- to four-family residential real property. Historically, we have retained all loans that we have originated.

Loans receivable, net, increased $23,293,000, or 24.99%, to $116,503,282 at September 30, 2004 from $93,210,282 at December 31, 2003. One-to-four family residential loans increased $21,237,955, or 25.66% to $104,017,220 at September 30, 2004 from $82,779,265 at December 31, 2003. Our loan customers are generally located in Baltimore City, Baltimore County and Harford County, Maryland.

Asset Quality.

Loans are reviewed on a regular basis and are generally placed on non-accrual status when they become more than 90 days delinquent. When loans are placed on a non-accrual status, we reverse outstanding interest that we previously credited. Typically, payments received on a non-accrual loan are applied to the outstanding principal and interest as determined at the time of collection of the loan. We return a non-accrual loan to accrual status when factors indicating doubtful collection no longer exist and the loan has been brought current.

We consider repossessed assets and loans that are 90 days or more past due to be non-performing assets. Real estate and other assets that we acquire as a result of foreclosure or by deed-in-lieu of foreclosure or repossession on collateral-dependent loans are classified as real estate owned or other repossessed assets until sold. Such assets are recorded at foreclosure or other repossession and updated quarterly at the lower of cost or estimated fair value less estimated selling costs. Any portion of the outstanding loan balance in excess of fair value is charged off against the allowance for loan losses. If, upon ultimate disposition of the property, net sales proceeds exceed the net carrying value of the property, a gain on sale of real estate or other assets is recorded. We did not have any real estate owned or other repossessed assets at September 30, 2004 or December 31, 2003.

Under current accounting guidelines, a loan is defined as impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due under the contractual terms of the loan agreement. We consider one- to four-family mortgage loans and consumer installment loans to be homogeneous and, therefore, do not separately evaluate them for impairment. All other loans are evaluated for impairment on an individual basis. At September 30, 2004 and December 31, 2003, we had no loans that were considered impaired.

Non-performing loans totaled $354,306, or 0.30% of net loans receivable at September 30, 2004 and $163,165, or 0.18% of net loans receivable at December 31, 2003. All non-performing loans were one-to-four family residential loans. Other than as disclosed, there are no other loans at September 30, 2004 about which management has serious doubts concerning the ability of the borrowers to comply with the present loan repayment terms.

Liabilities.

General.

Total liabilities increased by $21,344,198, or 18.48%, to $136,839,836 at September 30, 2004, from $115,495,638 at December 31, 2003. The increase in total liabilities resulted from a $8,177,745, or 8.36% increase in deposits, from $97,823,540 at December 31, 2003 to $106,001,285 at September 30, 2004, a $254,948, or 37.35% decrease in checks outstanding in excess of bank balance, from $682,631 at December 31, 2003 to $427,683 at September 30, 2004, a $13,000,000, or 78.79% increase in borrowings, from $16,500,000 at December 31, 2003 to $29,500,000 at September 30, 2004 and a $377,548, or 135.17% increase in advance payments by borrowers for taxes and insurance, from $279,318 at December 31, 2003 to $656,866 at September 30, 2004. Advance payments by borrowers for taxes and insurance increased because the semi-annual taxes for December, 2004 had not been paid as of September 30, 2004 and because of the growth to the loan portfolio.

Deposits.

Substantially all of our depositors are persons who work or reside within Baltimore City, Baltimore County and Harford County, Maryland and deposits are not actively solicited outside of the Baltimore metropolitan area,. We offer a selection of deposit instruments, including demand deposits (non-interest bearing), NOW accounts, savings accounts, money market accounts and certificates of deposit. Deposit account terms vary, with the principal differences being the minimum balance required, the amount of time the funds must remain on deposit and the interest rate.

Deposits increased $8,177,745, or 8.36%, to $106,001,285 at September 30, 2004 from $97,823,540 at December 31, 2003. Most of the growth in deposits was in certificates of deposit, which increased by $2,226,162 to $68,457,776 at September 30, 2004 from 66,231,614 at December 31, 2003, and statement savings accounts, which increased by $6,317,374 to $19,051,422 at September 30, 2004 from $12,734,048 at December 31, 2003. Statement savings accounts increased as a result of the introduction of a new statement savings product, introduced in July 2004, that pays a higher rate of interest on balances of $50,000 or more. These increases were offset by withdrawals of $365,791 from NOW and money market accounts.

This new account is significant because it enabled us to lower our cost of funds as compared to the cost of borrowing. We used some of the increase on September 10, 2004 to pay off $3,000,000 that we had borrowed from the Federal Home Loan Bank of Atlanta on July 9, 2004.

Borrowings.

We may obtain advances from the Federal Home Loan Bank of Atlanta upon the security of the common stock we own in that bank and certain of our residential mortgage loans and mortgage-backed and other investment securities, provided certain standards related to creditworthiness have been met. These advances are made pursuant to several credit programs, each of which has its own interest rate and range of maturities. Federal Home Loan Bank of Atlanta advances are generally available to meet seasonal and other withdrawals of deposit accounts and to permit increased lending.

At September 30, 2004, we were permitted to borrow up to $44,000,000 from the Federal Home Loan Bank of Atlanta. We had $29,500,000 and $16,500,000 of Federal Home Loan Bank advances as of September 30, 2004 and December 31, 2003, respectively, and we averaged $22,944,444 and $5,506,720 of Federal Home Loan Bank advances during the nine months ended September 30, 2004 and the year ended December 31, 2003, respectively. We have relied on borrowing to a significant extent since the third quarter of 2003 to fund loan growth.

Liquidity Management

Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our primary sources of funds consist of deposit inflows, borrowings from the Federal Home Loan Bank of Atlanta, scheduled amortization and prepayment of loans and mortgage-backed securities, maturities and calls of held to maturity investment securities and earnings and funds provided from operations. While scheduled principal repayments on loans and mortgage-backed securities are a relatively predictable source of funds, deposit flows, calls of securities and loan prepayments are greatly influenced by market interest rates, economic conditions, and rates offered by our competition.

We regularly adjust our investments in liquid assets based upon our assessment of (1) expected loan demand, (2) expected deposit flows, (3) yields available on interest-earning deposits and securities and (4) the objectives of our asset/liability management policy.

Our most liquid assets are cash and cash equivalents. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At September 30, 2004, cash and cash equivalents totaled $3,646,506. Securities classified as available-for-sale, which can provide additional sources of liquidity, totaled $7,935,766 at September 30, 2004. However, because all of these securities were in an unrealized loss position at September 30, 2004, and because management has the intent and ability to hold these securities until recovery or maturity, management does not consider these securities as a source of liquidity at June 30, 2004. Also, at September 30, 2004, we had advances outstanding of $29,500,000 from the Federal Home Loan Bank of Atlanta. On that date, we had the ability to borrow an additional $14,500,000.

At September 30, 2004, we had outstanding commitments to originate loans of $2,387,399 (excluding the undisbursed portions of loans). These commitments do not necessarily represent future cash requirements since certain of these instruments may expire without being funded. We also extend lines of credit to customers, primarily home equity lines of credit. The borrower is able to draw on these lines as needed, thus the funding is generally unpredictable. Unused home equity lines of credit amounted to $3,428,246 at September 30, 2004. Since the majority of unused lines of credit expire without being funded, it is anticipated that our obligation to fund the above commitment amount will be substantially less than the amounts reported.

Certificates of deposit accounts scheduled to mature within one year totaled $20,850,666 or 19.67% of total deposits at September 30, 2004. Management believes that the large percentage of deposits in shorter-term certificates of deposit reflects customers’ hesitancy to invest their funds in long-term certificates of deposit in the current low interest rate environment. If these deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and/or additional borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before September 30, 2005. We believe, however, based on past experience, that a significant portion of our certificates of deposit will remain with us. We believe we have the ability to attract and retain deposits by adjusting the interest rates offered.

The following table presents certain of our contractual obligations as of September 30, 2004.

	Total	Less than One Year	One to Three Years	Three to Five Years	More than Five Years
	(In Thousands)
Contractual Obligations(1)
Long and short-term debt obligations	$29,500,000	$23,000,000	$5,000,000	$1,500,000	$—

Total	$29,500,000	$23,000,000	$5,000,000	$1,500,000	$—

(1)	We also have an immaterial amount of operating lease obligations for real property.

Our borrowings are with the Federal Home Loan Bank of Atlanta and are secured by Federal Home Loan Bank of Atlanta stock that we own and a blanket lien on mortgages. Borrowings at September 30, 2004 consisted of $20,000,000 of short term fixed rate advances with interest rates ranging from 1.57% to 2.43%, a $3,000,000 short term variable rate advance with a rate of 2.15% and $6,500,000 of long term fixed rate advances with rates ranging from 2.83% to 4.90%. We intend to pay off our borrowings by increasing our deposits or by rolling amounts due into new borrowings. The additional capital from the offering will allow us to increase the amount that we may borrow from the Federal Home Loan Bank of Atlanta.

Our primary investing activity is the origination of loans, primarily one- to four-family residential mortgage loans, and the purchase of securities. Our primary financing activity consists of activity in deposit accounts and Federal Home Loan Bank of Atlanta advances. Asset growth has outpaced deposit growth during the past year and the increased liquidity needed to fund the asset growth has been provided through increased Federal Home Loan Bank borrowings. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors and other factors. We generally manage the pricing of our deposits to be competitive. Occasionally, we offer promotional rates on certain deposit products to attract deposits, such as the premium rate certificates of deposit that we offered in 2000 coinciding with our 100th anniversary.

We are not aware of any known trends, events or uncertainties that will have or are reasonably likely to have a material effect on our liquidity, capital or operations, nor are we aware of any current recommendation by regulatory authorities, which if implemented, would have a material effect on liquidity, capital or operations.

Equity

Total equity increased $173,631, or 1.59%, to $11,114,362 at September 30, 2004 from 10,940,731 at December 30, 2003 as a result of net income of $203,067, partially offset by a $29,436 increase in accumulated other comprehensive loss (resulting from unrealized losses on investments available for sale, net of tax). We are considered “well capitalized” under the risk-based capital guidelines applicable to us.

Off-balance Sheet Arrangements

In the normal course of operations, we engage in a variety of financial transactions that, in accordance with generally accepted accounting principles, are not recorded in our financial statements. These transactions involve, to varying degrees, elements of credit, interest rate, and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit.

Our exposure to credit loss from non-performance by the other party to the above-mentioned financial instruments is represented by the contractual amount of those instruments. We use the same credit policies in making commitments and conditional obligations as we do for on-balance-sheet instruments. In general, we do not require collateral or other security to support financial instruments with off-balance-sheet credit risk.

Financial Instruments Whose Contract Amount Represents Credit Risk	Contract Amount At
	September 30, 2004	December 31, 2003
Lines of credit	$3,428,246	$3,509,603
Mortgage loan commitments	2,387,399	1,226,336

Lines of credit are home equity lines of credit secured by second deeds of trust on residential real estate. They have fixed expiration dates as long as there is no violation of any condition established in the contract. We evaluate each customer’s credit worthiness on a case-by-case basis.

The Bank’s outstanding commitments to make mortgages are at fixed rates ranging from 4.875% to 6.25% and 4.375% to 5.75% at September 30, 2004 and December 31, 2003, respectively. Loan commitments expire 60 days from the date of the commitment.

For the nine months ended September 30, 2004 and the year ended December 31, 2003, we engaged in no off-balance-sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

Information Regarding Forward-Looking Statements

In addition to the historical information contained in Part I of this Quarterly Report on Form 10-QSB, the discussion in Part I of this Quarterly Report on Form 10-QSB contains certain forward-looking statements. Forward-looking statements often use words such as “believe,” “expect,” “plan,” “may,” “will,” “should,” “project,” “contemplate,” “anticipate,” “forecast,” “intend” or other words of similar meaning. You can also identify them by the fact that they do not relate strictly to historical or current facts.

Our goals, objectives, expectations and intentions, including statements regarding profitability, growth and operating strategy, liquidity, asset quality of our loan and investment portfolio, the allowance for loan losses, interest rate sensitivity, liquidity management, market risk and financial and other goals are forward looking. These statements are based on our beliefs, assumptions and on information available to us as of the date of this filing, and involve risks and uncertainties. These risks and uncertainties include, among others, those discussed in this Quarterly Report on Form 10-QSB; the effect of rising interest rates on our profits and asset values; risks related to our intended increased focus on commercial real estate and commercial business loans; our limited recognition and reputation in our markets; adverse economic conditions in our market area; the dependence on key personnel; competitive factors within our market area; the effect of developments in technology on our business; adverse changes in the overall national economy as well as adverse economic conditions in our specific market area; adequacy of the allowance for loan losses; expenses as a result of our stock benefit plans; changes in regulatory requirements and/or restrictive banking legislation; inflation and changes in the interest rate environment that reduce our margins or reduce the fair value of financial instruments; adverse changes in the securities markets; risks related to our ability to enter new markets successfully and take advantage of growth opportunities; changes in consumer spending, borrowing and savings habits; changes in accounting policies and practices, as may be adopted by the bank regulatory agencies and the Financial Accounting Standards Board; and changes in our organization, compensation and benefit plans.

Our actual results could differ materially from those discussed herein and you should not put undue reliance on any forward-looking statements. All forward-looking statements speak only as of the date of this filing, and we undertake no obligation to make any revisions to the forward-looking statements to reflect events or circumstances after the date of this filing or to reflect the occurrence of unanticipated events.

Item 3.	Controls and Procedures

As of the end of the period covered by this quarterly report on Form 10-QSB, SFSB, Inc.’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of SFSB, Inc.’s and Slavie Federal Savings Bank’s disclosure controls and procedures. Based upon that evaluation, SFSB, Inc.’s and Slavie Federal Savings Bank’s Chief Executive Officer and Chief Financial Officer concluded that SFSB, Inc.’s and Slavie Federal Savings Bank’s disclosure controls and procedures are effective. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by SFSB, Inc. in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

In addition, there were no changes in SFSB, Inc.’s or Slavie Federal Savings Bank’s internal controls over financial reporting (as defined in Rule 13a-15 or Rule 15d-15) under the Securities Act of 1934, as amended) during the quarter ended September 30, 2004, that have materially affected, or are reasonably likely to materially affect, SFSB, Inc.’s or Slavie Federal Savings Bank’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Submission of Matters to a Vote of Securities Holders.

Not applicable.

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SFSB, Inc.

Date: December 20, 2004	By:	/s/ Philip E. Logan
Philip E. Logan, President
(Principal Executive Officer)

Date: December 20, 2004	By:	/s/ Ronald W. Robinson
Ronald W. Robinson, Chief Financial Officer
(Principal Accounting and Financial Officer)