Form 10KSB
period 2004-12-31
SFSB, Inc.
filed 2005-03-30
CIK 1303026

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission File Number 000-51037

SFSB, INC.

(Name of small business issuer in its charter)

United States	20-2077715
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1614 Churchville Road, Bel Air, Maryland 21015

(Address of principal executive offices) (Zip Code)

(443) 265-5570

(Issuer’s telephone number)

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock: par value $0.01 per share

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☒

The issuer’s revenues for its most recent fiscal year were $6,595,032.

The aggregate market value of the common equity held by non-affiliates was $11,269,669 as of March 17, 2005, based on a sales price of $9.40 per share of Common Stock, which is the sales price at which shares of Common Stock were last sold in over the counter trading on March 17, 2005.

The number of shares outstanding of the issuer’s Common Stock was 2,975,625 as of March 17, 2005.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Stockholders for the Fiscal Year Ended December 31, 2004, which is filed as an exhibit to this Annual Report on Form 10-KSB, are incorporated by reference in Part II of this Annual Report on Form 10-KSB.

Portions of the Proxy Statement for the 2005 Annual Meeting of Stockholders of SFSB, Inc., to be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year, are incorporated by reference in Part III of this Annual Report on Form 10-KSB.

Transitional Small Business Disclosure Format (check one):    Yes  ☐    No  ☒

PART I

Item 1. Description of Business

BUSINESS OF SFSB, INC.

SFSB, Inc. is a federal corporation formed on December 30, 2004 for the purpose of acquiring all of the common stock of Slavie Federal Savings Bank concurrent with its mutual holding company reorganization. Pursuant to the reorganization, Slavie Federal Savings Bank converted from a mutual savings bank to a capital stock savings bank, with the concurrent formation of SFSB, Inc. as the stock, mid-tier holding company of Slavie Federal Savings Bank and the formation of Slavie Bancorp, MHC as a mutual holding company. SFSB, Inc.’s executive office is located at 1614 Churchville Road, Bel Air, Maryland 21015, and its telephone number is (443) 265-5570.

As part of the reorganization, we issued, at a price of $10.00 per share, 1,222,401 shares pursuant to a subscription offering to Slavie Federal Savings Bank’s depositors who held a deposit account at the bank as of December 31, 2002 and 116,630 shares to the Slavie Federal Savings Bank Employee Stock Ownership Plan, representing 45% of SFSB, Inc.’s outstanding common stock. The remaining 55% of SFSB, Inc.’s outstanding common stock is owned by Slavie Bancorp, MHC. Of the approximately $13,390,310 of gross proceeds, approximately $6,355,200 was contributed to Slavie Federal Savings Bank. So long as Slavie Bancorp, MHC exists, it will own a majority of the voting stock of SFSB, Inc.

Our cash flow depends on earnings from the investment of the net proceeds from the offering that we retained, and any dividends received from Slavie Federal Savings Bank. Initially, SFSB, Inc. will neither own nor lease any property. Instead, we will use the premises, equipment and furniture of Slavie Federal Savings Bank. At the present time, we employ only persons who are officers of Slavie Federal Savings Bank to serve as officers of SFSB, Inc. We will also use the support staff of Slavie Federal Savings Bank from time to time. We will not separately compensate these persons. We may hire additional employees, as appropriate, to the extent we expand our business in the future.

SFSB, Inc., as the holding company of Slavie Federal Savings Bank, is authorized to pursue other business activities permitted by applicable laws and regulations for savings and loan holding companies, which may include the acquisition of banking and financial services companies. We have no plans for any mergers or acquisitions, or other diversification of the activities of SFSB, Inc. at the present time.

BUSINESS OF SLAVIE FEDERAL SAVINGS BANK

General

Our principal business consists of attracting deposits from the general public in our market area and investing those funds, together with funds generated from operations and borrowings, primarily in one- to four-family residential real estate loans and home equity loans. To a lesser extent we invest in commercial mortgage loans and land and construction loans and investment securities.

We derive our income primarily from interest earned on loans, mortgage-backed securities and investment securities. Our principal expenses are interest expense on deposits and non-interest expenses, such as compensation and related expenses, occupancy expenses, deposit insurance expenses, advertising expenses, data processing expenses, furniture, fixtures and equipment expenses and other miscellaneous expenses. Funds for these activities are provided primarily by deposits, repayments (including prepayments) of outstanding loans, mortgage-backed and investment securities and operating revenue.

Market Area

Currently, our primary market area is Baltimore City, Baltimore County and Harford County, Maryland. We service this market area from three offices, two in Harford County, Maryland and one in north-east Baltimore City, near the Baltimore County border.

The primary market area reflects a diverse cross section of employment sectors, which partially mitigates the risk associated with a decline in any particular economic sector or industry. Once the backbone of the region’s employment base, the manufacturing sector continues to contract with most of the job growth occurring in services. Government and finance/insurance/real estate-related employment also constitute major employment sectors in the market area.

The primary market area is characterized by two more populous but lower growth areas in Baltimore County and Baltimore City, and one smaller, but faster growth area in Harford County. Over the last several years, Baltimore City has experienced a decline in population, reflecting the outmigration of population to the surrounding suburban markets, while the population has grown in Baltimore County (at a rate slower than comparable U.S. and Maryland growth rates) and Harford County (at rates well above the comparable U.S. and Maryland growth rates). These trends reflect urban flight to suburban markets for better job opportunities, a lower cost of living and more affordable housing.

Income levels in the primary market area tend to reflect the nature of the markets served, with higher income levels in the more suburban markets. The greater wealth of the suburban markets is consistent with national trends, in which the white collar professionals who work in the cities generally reside in the surrounding suburbs. Additionally, much of the growth in white collar jobs has been occurring in suburban markets in the greater Baltimore area.

Competition

Our most direct competition for deposits has come historically from commercial banks, credit unions and other savings institutions located in our market area, including many large financial institutions which have greater financial and marketing resources than we have. In addition, we face significant competition for investors’ funds from short-term money market securities, mutual funds and other corporate and government securities. In the past, we relied upon the Slavic-American community in our market area for a material portion of our deposits. Today, we believe that deposits from this group account for no more than 10% of our total deposits. Our ability to attract and retain deposits depends on our ability to provide a rate of return, liquidity and risk comparable to that offered by competing investment opportunities.

Our competition for loans comes primarily from the same financial institutions that we compete with for deposits, mortgage companies and independent mortgage brokers. We compete for loan originations primarily through the interest rates and loan fees we charge, and the efficiency and quality of services we provide customers. Factors which affect competition include general and local economic conditions, current interest rate levels and volatility in the mortgage markets.

We expect competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. Technological advances, for example, have lowered barriers to entry, allowed banks to expand their geographic reach by providing services over the Internet and made it possible for non-depository institutions to offer products and services that traditionally have been provided by banks. Changes in federal law permit affiliation among banks, securities firms and insurance companies, which promotes a competitive environment in the financial services industry. Competition for deposits and the origination of loans could limit our growth in the future.

Lending Activities

General. Our principal lending activity has been the origination of first mortgage loans for the purchase or refinancing of one- to four-family residential real property. Historically, we have retained all loans that we have originated.

Our net loan portfolio totaled $117,900,265 at December 31, 2004, representing 73.49% of total assets. One- to four-family residential real estate mortgage loans represented $104,854,527, or 88.37%, of our total loan portfolio at December 31, 2004. Other loans secured by real estate include commercial mortgage loans, construction loans secured by single family properties and acquisition and development loans, which amounted to $2,989,566, $300,000 and $1,253,559, or 2.52%, 0.25% and 1.06% of the total loan portfolio at December 31, 2004. Commercial non-mortgage loans amounted to $516,008, or 0.44% of our total loan portfolio at December 31, 2004. The remainder of our portfolio was comprised of consumer loans, consisting primarily of home equity loans and lines of credit and other loans such as deposit account loans, home improvement loans and automobile loans. At December 31, 2004, home equity and other consumer loans totaled $8,066,502 and $670,308, respectively, or 6.80% and 0.56% of the total loan portfolio.

We believe that increasing loan diversification will increase our competitive profile and improve earnings through higher yields. In that regard, we intend to increase our commercial real estate loan portfolio and begin to grow a commercial business loan portfolio. To facilitate our commercial lending initiative we hired an experienced commercial lender in April 2004. We intend to focus our commercial lending activities on small to mid-size businesses in our market area and we will seek to distinguish ourselves by providing responsive personal service and local decision making.

The types of loans that we may originate are subject to federal and state laws and regulations. Interest rates charged on loans are affected principally by the demand for such loans and the supply of money available for lending purposes and the rates offered by our competitors. These factors are, in turn, affected by general economic conditions, the monetary policy of the federal government, including the Federal Reserve Board, legislative and tax policies and governmental budgetary matters.

A savings bank generally may not make loans to one borrower and related entities in an amount which exceeds 15% of its unimpaired capital and surplus, and an additional amount equal to 10% of unimpaired capital and surplus if the loan is secured by readily marketable collateral (generally financial instruments, but not real estate). At December 31, 2004, our regulatory limit on loans-to-one borrower was $2,400,000 and our five largest loans or groups of loans-to-one borrower, including related entities, aggregated $1,080,183, $783,792, $759,089, $717,853 and $710,168. The largest loan, a participation, was over 30 days past due at December 31, 2004. Each of the remaining loans or groups of loans was performing in accordance with its terms at December 31, 2004.

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio by type of loan as of the dates indicated, including a reconciliation of gross loans receivable after consideration of the allowance for loan losses and net deferred fees.

	At December 31,
	2004		2003
	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Real Estate Loans:
One- to four-family	$104,855	88.37%	$82,779	88.10%
Commercial mortgage	2,990	2.52	2,386	2.54
Construction	300	0.25	225	0.24
Acquisition and development	1,253	1.06	1,443	1.54

Total real estate loans	109,398	92.20	86,833	92.42

Commercial non-real estate:	516	0.44	—	—
Consumer Loans:
Home equity	8,066	6.80	6,456	6.87
Other	670	0.56	670	0.71

Total consumer loans	8,736	7.36	7,126	7.58

Total loans receivable, gross	118,650	100.0%	93,959	100.0%

Less:
Loan in process	(195)		(175)
Allowance for loan losses	(413)		(362)
Deferred loan fees (costs)	(142)		(212)

Total loans receivable, net	$117,900		$93,210

Maturity of Loan Portfolio. The following table presents certain information at December 31, 2004 regarding the dollar amount of certain loans maturing in our portfolio based on their contractual terms to maturity or scheduled amortization, but does not include the effect of possible prepayments or due on sale clause payments.

	Commercial Non R/E	Construction	Acquisition and Development
	(In Thousands)
One year or less	$333	$300	—
After one year:
More than 1 to 5 years	83	—	1,253
More than 5 years	100	—	—

Total due after one year with fixed interest rates	183	—	1,253

Total due after one year with adjustable interest rates	—	—	—

Total	516	300	1,253

Less:
Loans in process	—	195	—
Allowance for loan losses	1	3	13
Deferred loan fees (costs)	4	—	8

Total, net	$511	$192	$1,232

Scheduled contractual maturities of loans do not necessarily reflect the actual expected term of the loan portfolio.

One- to Four-Family Residential Loans. Our primary lending activity consists of the origination of one- to four-family residential mortgage loans that are primarily secured by properties located in the greater Baltimore metropolitan area. At December 31, 2004, $104,854,527, or 88.37% of our total loan portfolio, consisted of one- to-four family residential loans. Generally, one- to four-family residential mortgage loans are originated in amounts up to 80% of the lesser of the appraised value or purchase price of the property, with private mortgage insurance required on loans with a loan-to-value ratio in excess of 80%. Fixed-rate loans are originated for terms of 5, 7, 10, 15, 20 and 30 years. At December 31, 2004, $104,416,323, or 99.58% of our one- to four-family residential mortgage loans were fixed-rate loans. Also, at December 31, 2004, our largest loan secured by one- to four-family real estate had a principal balance of $680,750 and was secured by a single-family residence. This loan was performing in accordance with its terms.

We also offer adjustable-rate mortgage loans with a one year adjustment period based on changes in a designated United States Treasury index. However, in the recent low interest rate environment, there has been very limited demand for these loans. We originated one adjustable rate one- to four-family residential loan during the year ended December 31, 2004. Our adjustable rate mortgage loans provide for maximum rate adjustments of 200 basis points per adjustment, with a lifetime maximum adjustment of 500 basis points. Our adjustable rate mortgage loans amortize over terms of up to 30 years.

Adjustable rate mortgage loans decrease the risk associated with changes in market interest rates by periodically repricing, but involve other risks because, as interest rates increase, the underlying payments by the borrower increase, thus increasing the potential for default by the borrower. At the same time, the marketability of the underlying collateral may be adversely affected by higher interest rates. Upward adjustment of the contractual interest rate is also limited by the maximum periodic and lifetime interest rate adjustments permitted by our loan documents, and therefore, is potentially limited in effectiveness during periods of rapidly rising interest rates. At December 31, 2004, only $438,204 or 0.42% of our one- to four-family residential mortgage loans had adjustable rates of interest.

All one- to four-family residential mortgage loans that we originate include “due-on-sale” clauses, which give us the right to declare a loan immediately due and payable in the event that, among other things, the borrower sells or otherwise disposes of the real property subject to the mortgage and the loan is not repaid.

Regulations limit the amount that a savings bank may lend relative to the appraised value of the real estate securing the loan, as determined by an appraisal of the property at the time the loan is originated. For all loans, we utilize outside independent appraisers approved by the board of directors. All borrowers are required to obtain title insurance. We also require homeowner’s insurance and fire and casualty insurance and, where circumstances warrant, flood insurance on properties securing real estate loans.

Commercial Real Estate Loans. At December 31, 2004, $2,989,566, or 2.52% of our total loan portfolio, consisted of commercial real estate loans. Commercial real estate loans are secured by office buildings, mixed use properties and other commercial properties. We generally originate commercial real estate loans with maximum terms of up to 30 years with a call feature. The maximum loan-to-value ratio of commercial real estate loans is 80%. At December 31, 2004, we had 16 commercial real estate loans with an average outstanding balance of $187,000. At December 31, 2004, our largest loan secured by commercial real estate had an outstanding balance of $710,000. At December 31, 2004, this loan and all of our other loans secured by commercial real estate were performing in accordance with their terms.

Commercial real estate lending entails significant additional risks as compared with one- to four-family residential property lending. Commercial real estate loans typically involve larger loan balances to single borrowers or groups of related borrowers. The payment experience on such loans typically is dependent on the successful operation of the real estate project, retail establishment or business. These risks can be significantly impacted by supply and demand conditions in the market for office and retail space and, as such, may be subject to a greater extent to adverse conditions in the economy generally. It is generally our policy to obtain annual financial statements on the borrower’s business or the project for which commercial real estate loans are originated. In addition, in the case of commercial real estate loans made to a partnership, limited liability company or a corporation, we seek, whenever possible, to obtain personal guarantees and annual financial statements from the principals of the entity.

Multi-Family Loans. Although we did not have any such loans in our portfolio at December 31, 2004, we offer fixed-rate and adjustable rate multi-family real estate loans with amortization schedules of up to 30 years. We generally lend up to 80% of the property’s appraised value. Appraised values are typically determined by independent appraisers. In deciding to originate a multi-family loan, we review the creditworthiness of the borrower, the expected cash flows from the property securing the loan, the cash flow requirements of the borrower, the value of the property and the quality of the management involved with the property. We generally obtain the personal guarantee of the principals when originating multi-family real estate loans.

Multi-family real estate lending is generally considered to involve a higher degree of credit risk than one- to four-family residential lending. Such lending may involve large loan balances concentrated on a single borrower or group of related borrowers. In addition, the payment experience on loans secured by income producing properties typically depends on the successful operation of the related real estate project. Consequently, the repayment of the loan may be subject to adverse conditions in the real estate market or the economy generally.

Residential Construction Loans and Acquisition and Development Loans. To a much lesser extent, we originate loans to finance the construction of residential dwellings and loans to acquire and develop land on which to construct residential dwellings. At December 31, 2004, $300,000, or 0.25% of our total loan portfolio, consisted of residential construction loans, and $1,253,559, or 1.06% of our total loan portfolio, consisted of acquisition and development loans. Of this amount, $1,080,183 constituted our interest in a loan participation.

Construction loans generally provide for interest-only payments at fixed-rates of interest, which are typically fixed at origination, and have terms of six to 12 months. At the end of the construction period, the loan generally converts into a permanent loan at the same interest rate as the construction loan. Construction loans generally may be considered for loan-to-value ratios of up to 80%. Prior to committing to fund a construction loan, we require both an appraisal of the property and a study of projected construction costs. Loan proceeds are disbursed in increments as construction progresses and as inspections warrant. We generally use independent fee appraisers for construction disbursement purposes.

Acquisition and development loans typically are originated at the prime rate plus a negotiated margin and adjust monthly, with a term of up to 18 months. In general, interest only is paid during the term of the loan, and the principal balance of the loan is paid down as developed lots are sold to builders. Acquisition and development loans generally may be considered for loan-to-value ratios of up to 75%. Prior to committing to fund an acquisition and development loan, we require both an appraisal of the property and a study of projected development costs.

Acquisition, development and construction financing is generally considered to involve a higher degree of risk of loss than long-term financing on improved, occupied real estate. Risk of loss on such loans is dependent largely upon the accuracy of the initial estimate of the property’s value at completion of development or construction and the estimated cost (including interest) of development or construction. During the development or construction phase, a number of factors could result in delays and cost overruns. If the estimate of costs proves to be inaccurate, we may be required to advance funds beyond the amount originally committed to permit completion of the project. If the estimate of value proves to be inaccurate, we may be confronted, at or prior to the maturity of the loan, with a project having a value which is insufficient to assure full repayment. As a result of the foregoing, this type of lending often involves the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project rather than the ability of the borrower or guarantor to repay principal and interest. If we are forced to foreclose on a project prior to or at completion due to a default, there can be no assurance that we will be able to recover all of the unpaid balance of, and accrued interest on, the loan as well as related foreclosure and holding costs.

Commercial Business Loans. To diversify our loan portfolio, we intend to grow a commercial business loan portfolio. We intend to focus our commercial business lending activities on small to mid-size businesses in our market area and anticipate that the loans will be made for working capital or equipment financing. Typically, these loans will be secured by equipment, machinery and other corporate assets and will typically have terms from three to five years with either fixed rates or variable rates of interest. Commercial business loans generally have higher interest rates and shorter terms than one- to four-family residential mortgage loans, but they also may involve higher average balances, increased difficulty of loan monitoring and a higher risk of default since their repayment generally depends on the successful operation of the borrower’s business. We will attempt to minimize these risks by limiting these loans to proven businesses and by obtaining personal guarantees from the borrowers whenever possible. At December 31, 2004, commercial business loans totaled $516,008, or 0.44% of the total loan portfolio.

Consumer Loans. We are authorized to originate loans for a wide variety of personal and consumer purposes. Consumer loans consist primarily of home equity loans and lines of credit, deposit account loans, home improvement loans, automobile loans and overdraft protection loans. At December 31, 2004, consumer loans totaled $8,736,810 or 7.36% of the total loan portfolio.

Home equity loans and lines of credit are secured by a real estate mortgage with a security interest in the borrower’s primary residence. These are fixed rate or variable rate loans indexed to the prime rate with terms of up to 20 years. At December 31, 2004, home equity loans totaled $8,066,502 or 6.80% of the total loan portfolio. At December 31, 2004, $3,870,859, or 44.99% of our home equity loans were fixed-rate loans and $4,195,643 or 52.01% of our home equity loans had adjustable rates of interest.

As indicated, we also offer deposit account loans for personal purposes, home improvement loans, automobile loans and overdraft protection loans. At December 31, 2004, $239,108 or 0.20% of our total loan portfolio consisted of deposit account loans, $260,374 or 0.22% of our total loan portfolio consisted of home improvement loans, $170,350 or 0.14% of our total loan portfolio consisted of automobile loans and $475 consisted of overdraft protection loans.

Consumer loans generally have shorter terms and higher interest rates than residential mortgage loans. The procedures for underwriting consumer loans include an assessment of the applicant’s payment history on other debts and ability to meet existing obligations and payments on the proposed loans. The underwriting process also includes, particularly with respect to home equity loans, a comparison of the value of the collateral, if any, to the proposed loan amount.

Consumer loans entail greater risks than one to four-family residential mortgage loans, particularly consumer loans that are unsecured or that are secured by rapidly depreciable assets, such as automobiles. In these cases, the repossessed collateral securing a defaulted loan may not provide an adequate source of repayment of the outstanding balance, since there is a greater likelihood of damage, loss or depreciation of the underlying collateral.

Further, consumer loan collections are dependent on the borrower’s continuing financial stability and are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. For consumer loans secured by real estate, the risk is greater than that inherent in the one to four-family loan portfolio in that the security for home equity loans is generally not the first lien on the property and ultimate collection of the loan balance may be dependent on whether value remains after the collection by a holder with a higher lien. Finally, the application of various federal and state laws may limit the amount recoverable in the event of a default of a consumer loan.

Origination and Servicing of Loans. Loan origination activities are primarily concentrated in the greater Baltimore metropolitan area, and properties securing our real estate loans are primarily located in the greater Baltimore metropolitan area. Currently, we service all loans that we originate.

New residential mortgage loans are generated primarily from current and former borrowers, walk-in customers, customer referrals and realtors. We intend to grow in this area as a result of hiring an in-house loan officer in March 2004 and through the correspondent relationship we recently established with an independent residential mortgage loan broker that operates in our market area.

Construction and acquisition and development loan originations come from builders and the same channels as residential mortgage loans. Similarly, commercial real estate loans are generated through contacts in the local community and the same channels as residential mortgage loans. We intend to increase originations of commercial real estate and commercial business loans through our hiring in April 2004 of an experienced commercial lender. Consumer loans are primarily obtained from existing and walk-in customers.

Loan origination is further supported by advertising, cross-selling and community service by Slavie employees. Also, from time to time, we will purchase loan participations which meet our underwriting criteria from other financial institutions in our market area.

Residential mortgage loans are typically underwritten to secondary market (Fannie Mae and Freddie Mac) standards to facilitate the ability to sell loans and thereby limit interest rate risk and meet loan portfolio objectives. Historically, however, we have generally retained all originated loans in our portfolio. Our growth strategy contemplates that we will retain for our portfolio those loans meeting our interest rate risk and balance sheet composition targets and will sell the remaining loans in the secondary market on a servicing released basis. Currently, it is anticipated that the amount of loans sold will gradually increase to 20% of the fixed rate loan production. Over time, we will evaluate selling loans on a servicing retained basis. During 2004, we sold one residential mortgage loan with a principal balance of $112,300.

Loan Approval Procedures and Authority. The loan approval process is intended to assess the borrower’s ability to repay the loan, the viability of the loan, and the adequacy of the value of the property that will secure the loan. To assess the borrower’s ability to repay, among other things, we review the employment and credit history and information on the historical and projected income and expenses of mortgagors. We have established a loan committee consisting of the president/chief executive officer, senior vice-president/chief lending officer, vice-president of lending and the loan servicing manager. Currently, any two members of this committee have the authority to approve loans up to $269,700; loan applications over $269,700 are submitted to the executive loan committee consisting of either president/chief executive officer or the senior vice-president/chief lending officer and one non-management member of the board of directors for approval. In addition, the board of directors ratifies all loans approved by the loan and executive loan committees. All loan applications are processed at our main office.

We require appraisals of all real property securing loans. Appraisals are performed by independent licensed appraisers. All appraisers are approved by the board of directors annually. We require fire and extended coverage insurance in amounts at least equal to the principal amount of the loan.

The following table shows our loan origination and repayment activities for the periods indicated.

	Years Ended December 31,
	2004	2003
	(In Thousands)
Balance outstanding at beginning of period	$93,210	$73,814
Originations by Type:

Real Estate:
One- to four-family	30,228	41,302
Commercial-real estate	1,386	591
Commercial-non real estate	485	—
Construction(1)	695	400
Consumer loans:
Home equity	3,013	3,875
Other	201	576

Total loans originated	36,008	46,744
Total loans purchased	6,558	343

Less:
Total loans or participations sold	112	—
Principal repayments	17,764	27,518
Transfers to foreclosed real estate	—	—
Other(2)	—	173

Total deductions	17,876	27,691

Balance outstanding at end of period	$117,900	$93,210

(1)	Includes acquisition and development loans.
(2)	Other items consist of loans in process, deferred loan origination fees, unearned interest and allowance for loan losses activity.

Loan Origination and Other Fees. In addition to interest earned on loans, we may receive loan origination fees or “points” for originating loans. Loan origination fees are a percentage of the principal amount of the mortgage loan and are charged to the borrower in connection with the origination of the loan. We also receive fees in connection with loan modifications, late payments and miscellaneous services related to loans.

In accordance with Statement of Financial Accounting Standards No. 91, which pertains to the accounting for non-refundable fees and costs associated with originating or acquiring loans, our loan origination fees and certain related direct loan origination costs are offset, and the resulting net amount is deferred and amortized as interest income over the contractual life of the related loans as an adjustment to the yield of such loans. At December 31, 2004, we had $142,205 of net loan fees.

Asset Quality

General. One of our key operating objectives has been and continues to be to maintain a high level of asset quality. Through a variety of strategies, which include aggressive marketing of foreclosed properties and repossessed assets and borrower workout arrangements, we have been proactive in addressing problem and non-performing assets. These strategies, as well as our emphasis on originating relatively low risk one- to four-family residential mortgage loans, quality underwriting, maintenance of sound credit standards for new loan originations and the relatively favorable real estate market conditions have supported maintenance of low delinquency ratios. Our balance of non-performing assets equaled $365,233 or 0.31% of total loans at December 31, 2004 and consisted entirely of non-accruing loans secured by one- to four-family properties.

Collection Procedures. After a loan becomes 15 days delinquent, we deliver a computer generated delinquency notice to the borrower. A second delinquency notice is sent once the loan becomes 30 days delinquent. When a loan becomes 60 days delinquent, we send an additional delinquency notice to the borrower and attempt to make personal contact with the borrower by letter from the head of the collection department or telephone to establish an acceptable repayment schedule. When a loan is 90 days delinquent and no acceptable resolution has been reached, we send the borrower a 15 day demand letter. After 15 days, we will generally refer the matter to our attorney who is authorized to commence foreclosure proceedings. Management is authorized to begin foreclosure proceedings on any loan after determining that it is prudent to do so. In cases where the borrower is willing to cooperate and implement a payment plan, we may delay the decision to foreclose.

Non-performing Loans and Assets. Loans are reviewed on a regular basis and are generally placed on non-accrual status when they become more than 90 days delinquent. When loans are placed on a non-accrual status, we reverse outstanding interest that we previously credited. Typically, payments received on a non-accrual loan are applied to the outstanding principal and interest as determined at the time of collection of the loan. We return a non-accrual loan to accrual status when factors indicating doubtful collection no longer exist and the loan has been brought current.

We consider repossessed assets and loans that are 90 days or more past due to be non-performing assets. Real estate and other assets that we acquire as a result of foreclosure or by deed-in-lieu of foreclosure or repossession on collateral-dependent loans are classified as real estate owned or other repossessed assets until sold. Such assets are recorded at foreclosure or other repossession and updated quarterly at the lower of cost or estimated fair value less estimated selling costs. Any portion of the outstanding loan balance in excess of fair value is charged off against the allowance for loan losses. If, upon ultimate disposition of the property, net sales proceeds exceed the net carrying value of the property, a gain on sale of real estate or other assets is recorded. We did not have any real estate owned or other repossessed assets at December 31, 2004 or December 31, 2003.

Under current accounting guidelines, a loan is defined as impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due under the contractual terms of the loan agreement. We consider one- to four-family mortgage loans and consumer installment loans to be homogeneous and, therefore, do not separately evaluate them for impairment. All other loans are evaluated for impairment on an individual basis. At December 31, 2004 and December 31, 2003, we had no loans that were considered impaired.

The table below sets forth the amounts and categories of our non-performing assets at the dates indicated. During the periods presented, we did not have any troubled debt restructurings.

	At December 31,
	2004	2003
	(Dollars in Thousands)
Non-accruing real estate loans:
One- to four-family	$365	$163
Commercial real estate	—	—
Construction(1)	—	—
Non-accruing consumer loans:
Home equity	—	—
Other	—	—

Total non-accruing loans	365	163

Accruing loans delinquent 90 days or more	—	—
Total non-performing loans	365	163
Real estate owned	—	—

Total non-performing assets	$365	$163

Total as a percentage of total assets	0.23%	0.13%
Total as a percentage of total loans	0.31%	0.18%

(1)	Includes acquisition and development loans.

For the years ended December 31, 2004 and December 31, 2003, gross interest income which would have been recorded had our non-accruing loans been current in accordance with their original terms amounted to $24,543, and $20,826, respectively. Interest income recognized on such loans for the years ended December 31, 2004 and December 31, 2003 was $16,819 and $6,563, respectively.

At December, 31, 2004, we had one loan with an unpaid principal balance of $1,080,183 that became a non-accrual loan in the first quarter of 2005. The loan is an acquisition and development loan in which we held a an approximately 20% participation. The loan was originated with an interest reserve and the lender that originated the loan has violated its loans-to-one-borrower requirement with the borrower. As a result, the originating lender cannot disburse amounts held in the interest reserve to the borrower and, therefore, interest on the loan is not being paid. The originating lender is seeking to reduce the outstanding balance of its loans to the borrower (by selling additional participations or causing a portion of its outstanding balance with the borrower to be refinanced by another lending institution). We are currently evaluating our claims against the originating lender. Also, we believe that the amount budgeted as interest reserve ultimately will be insufficient to pay all interest due unless other loan reserves are reallocated. We believe that these issues ultimately will be resolved within the next six month. Ultimately, we believe we will receive all interest and principal on this loan, although there can be no assurance that that will be the case.

Other than as disclosed in the table and paragraph above, there are no other loans at December 31, 2004 about which management has serious doubts concerning the ability of the borrowers to comply with the present loan repayment terms.

Classified Assets. Federal regulations require that each insured savings institution classify its assets on a regular basis. In addition, in connection with examinations of insured institutions, federal examiners have authority to identify problem assets and, if appropriate, classify them. There are three classifications for problem assets: substandard, doubtful and loss. Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. Another category designated “special mention” also must be established and maintained for assets which do not currently expose an insured institution to a sufficient degree of risk to warrant classification as substandard, doubtful or loss.

An insured institution is required to establish general allowances for loan losses in an amount deemed prudent by management for loans classified substandard or doubtful, as well as for other problem loans. General allowances represent loss allowances which have been established to recognize the inherent losses associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When an insured institution classifies problem assets as “loss,” it is required either to establish a specific allowance for losses equal to 100% of the amount of the asset so classified or to charge off such amount. An institution’s determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the Office of Thrift Supervision which can order the establishment of additional general or specific loss allowances.

On the basis of management’s review of its assets, at December 31, 2004, we had classified $324,163 of our assets as substandard (which consisted of five non-accruing loans secured by one- to four-family residential properties) and $41,070 as doubtful. At December 31, 2004, none of our assets were classified as special mention or loss. The loan portfolio is reviewed on a monthly basis to determine whether any loans require classification in accordance with applicable regulations. All classified assets are included in non-performing assets for all periods presented.

The following table shows the aggregate amounts of our classified assets at the dated indicated.

	At December 31,
	2004	2003
Special mention assets	$—	$—
Substandard assets	324,163	122,095
Doubtful assets	41,070	41,070
Loss assets	—	—

Total classified assets	$365,233	$163,165

Delinquencies. The following tables sets forth information concerning delinquent loans at December 31, 2004 and December 31, 2003, in dollar amounts and as a percentage of our total loan portfolio.

	At December 31, 2004				At December 31, 2003
	30-59 Days		60-89 Days		30-59 Days		60-89 Days
	Principal Balance of Loans	% of Total Loans	Principal Balance of Loans	% of Total Loans	Principal Balance of Loans	% of Total Loans	Principal Balance of Loans	% of Total Loans
	(Dollars in Thousands)
Real estate loans:
One- to four-family	$53	0.04%	$108	0.09%	$367	0.39%	$129	0.13%
Commercial real estate	1,080	0.91	—	—	—	—	—	—
Construction(1)	—	—	—	—	—	—	—	—

Commercial non-real estate	—	—	—	—	—	—	—	—
Consumer loans:
Home equity	31	0.03	13	0.01	—	—	8	0.01
Other	53	0.05	12	0.01	59	0.06	7	0.01

Total delinquent loans	$1,217	1.03%	$133	0.11%	$426	0.45%	$144	0.15%

(1)	Includes acquisition and development loans.

Allowance for Loan Losses

General. The allowance for loan losses is a valuation allowance for probable losses inherent in the loan portfolio. We evaluate the need to establish allowances against losses on loans on a monthly basis. When additional allowances are necessary, a provision for loan losses is charged to earnings.

Our methodology for assessing the adequacy of the allowance for loan losses consists of three key elements: (1) specific allowances for identified problem loans, including certain impaired or collateral-dependent loans; (2) a general valuation allowance on certain identified problem loans; and (3) a general valuation allowance on the remainder of the loan portfolio.

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

The following table analyzes changes in the allowance for the periods presented.

	Years Ended December 31,
	2004	2003
	(Dollars in Thousands)
Balance at beginning of period	$362	$324

Charge-offs	—	—
Recoveries	1	—

Net charge-offs	1	—
Provision for loan losses	50	38

Ending balance	$413	$362

Ratio of net charge-offs (recoveries) during the period to average loans outstanding, net, during the period	—%	—%

Ratio of allowance of loan losses to total loans outstanding	0.35%	0.39%

Allowance for loan losses as a percent of total non-performing loans	113.15%	222.09%

The following table sets forth information concerning the allocation of the allowance for loan losses by loan category at the dates indicated. The allocation of the allowance to each category is not necessarily indicative of future loss in any particular category and does not restrict the use of the allowance to absorb losses in other categories.

	At December 31,
	2004			2003
	Amount of Loan Loss Allowance	Loan amounts by Category	Percent of Loans in Each Category to Total Loans	Amount of Loan Loss Allowance	Loan amounts by Category	Percent of Loans in Each Category to Total Loans
	(Dollars in Thousands)
One- to four-family	$238	$104,854	88.37%	$223	$82,779	88.10%
Commercial real estate	30	2,990	2.52	24	2,386	2.54
Commercial non R/E	1	516	0.44	—	—	—
Construction	3	300	0.25	2	225	0.24
Acquisition and development	13	1,254	1.06	14	1,443	1.54
Home equity	81	8,066	6.80	65	6,456	6.87
Other consumer	47	670	0.56	34	670	0.71

Total	$413	$118,650	100.00%	$362	$93,959	100.00%

The following table sets forth information concerning the amount of the allowance for loan losses that is allocated to each of the three key components of the allowance: the specific allowance for identified problem loans, the general allowance on certain identified problem loans and the general allowance on the remainder of the loan portfolio.

	At December 31,
	2004		2003
	Amount of Allowance	Percent of Allowance	Amount of Allowance	Percent of Allowance
	(Dollars in Thousands)
Specific allowance	$—	—%	$—	—%
General (identified problem loans)	53	12.83	33	9.12
General (all other loans)	360	87.17	329	90.88

Total	413	100.00%	$362	100.00%

Investments

General. We have the authority to invest in various types of securities, including mortgage-backed securities, U.S. Treasury obligations, securities of various federal agencies and of state and municipal governments, certificates of deposit at federally-insured institutions, certain bankers’ acceptances and federal funds. As a member of the Federal Home Loan Bank of Atlanta, we are required to maintain an investment in its stock based on percentages specified by the Federal Home Loan Bank of Atlanta on our outstanding advances. Our investment strategy is established by our board of directors.

Our securities must be categorized as either “held to maturity,” “trading securities” or “available for sale,” based on management’s intent as to the ultimate disposition of each security. Debt securities may be classified as “held to maturity” and reported in financial statements at amortized cost only if management has the positive intent and ability to hold these securities to maturity. Securities that might be sold in response to changes in market interest rates, changes in the security’s prepayment risk, increases in loan demand, or other similar factors cannot be classified as “held to maturity.” We do not currently use or maintain a trading account. Debt and equity securities not classified as “held to maturity” are classified as “available for sale.” These securities are reported at fair value, and unrealized gains and losses on the securities are excluded from earnings and reported, net of the related tax effect, as a separate component of equity until realized.

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

At December 31, 2004, our investment portfolio consisted of $3,995,547 in federal agency securities classified as held to maturity, $7,980,711 in mutual fund securities (which invests in adjustable rate mortgages) classified as available for sale, $1,445,600 in Federal Home Loan Bank of Atlanta stock and $14,851,279 in other interest earning assets, consisting of federal funds sold. We also invest in mortgage-backed securities, all of which are guaranteed by the United States Government or agencies thereof, and all of which are classified as held to maturity. At December 31, 2004, our mortgage-backed securities totaled $6,981,460, consisting of $3,452,406 in fixed-rate mortgage-backed securities guaranteed by the Federal National Mortgage Association (Fannie Mae) and the Federal Home Loan Mortgage Corporation (Freddie Mac), and $3,529,054 in adjustable rate mortgage-backed securities guaranteed by the Government National Mortgage Association (Ginnie Mae).

Mortgage-backed securities represent a participation interest in a pool of one- to four-family or multi-family mortgages. The mortgage originators use intermediaries (generally U.S. Government agencies and government sponsored enterprises) to pool and repackage the participation interest in the form of securities, with investors receiving the principal and interest payments on the mortgages. Such U.S. Government agencies and government sponsored enterprises guarantee the payment of principal and interest to investors.

Mortgage-backed securities are typically issued with stated principal amounts, and the securities are backed by pools of mortgages that have loans with interest rates that are within a range and have varying maturities. The underlying pool of mortgages, i.e., fixed-rate or adjustable rate, as well as prepayment risk, are passed on to the certificate holder. The life of a mortgage-backed pass-through security approximates the life of the underlying mortgages.

As indicated above, our mortgage-backed securities consist of Fannie Mae, Freddie Mac and Ginnie Mae securities. Fannie Mae is a private corporation chartered by the U.S. Congress with a mandate to establish a secondary market for mortgage loans. Fannie Mae guarantees the timely payment of principal and interest on Fannie Mae securities. Freddie Mac is a private corporation chartered by the U.S. Government. Freddie Mac issues participation certificates backed principally by conventional mortgage loans. Freddie Mac guarantees the timely payment of interest and the ultimate return of principal on participation certificates. Fannie Mae and Freddie Mac securities are not backed by the full faith and credit of the U.S. Government, but because Fannie Mae and Freddie Mac are U.S. Government-sponsored enterprises, these securities are considered to be among the highest quality investments with minimal credit risks. Ginnie Mae is a government agency within the Department of Housing and Urban Development which is intended to help finance government-assisted housing programs. Ginnie Mae securities are backed by loans insured by the Federal Housing Administration or guaranteed by the Veterans Administration. The timely payment of principal and interest on Ginnie Mae securities is guaranteed by Ginnie Mae and backed by the full faith and credit of the U.S. Government.

Mortgage-backed securities generally yield less than the loans which underlie such securities because of their payment guarantees or credit enhancements which offer nominal credit risk. In addition, mortgage-backed securities are more liquid than individual mortgage loans and may be used to collateralize borrowings or other obligations of Slavie Federal Savings Bank. In general, we purchase mortgage backed securities as a means to deploy excess liquidity at more favorable yields than other investment alternatives. Given the increased equity from the offering, we may consider a match funding strategy whereby mortgage-backed securities of various maturities are purchased with Federal Home Loan Bank advances.

Amortized Cost and Estimated Fair Value of Securities. The following table sets forth information regarding the amortized cost and estimated fair values of our securities portfolio at the dates indicated.

	At December 31,
	2004		2003
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In Thousands)
Securities available for sale:
ARM mutual fund	$8,078	$7,981	$7,891	$7,849

Total available for sale	$8,078	$7,981	$7,891	$7,849

Securities held to maturity:
United States government agency securities	$3,996	$3,957	$3,993	$3,980

Mortgage-backed securities:
Ginnie Mae	3,529	3,534	5,053	5,002
Fannie Mae	466	474	853	877
Freddie Mac	2,986	2,950	4,360	4,344

Total mortgage-backed securities	6,981	6,958	10,266	10,223

Total held to maturity	$10,977	$10,915	$14,259	$14,203

The following table sets forth the maturities and weighted average yields of securities at December 31, 2004. Adjustable rate mortgage-backed securities are included in the period in which interest rates are next scheduled to adjust.

	Less than 1 Year		1 to 5 Years		5 to 10 Years		Over 10 Years		Total Securities
	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
	(Dollars in Thousands)
Securities available for sale:
ARM mutual fund	$7,981	2.80%	—	—	—	—	—	—	$7,981	2.80%

Total available for sale	7,981	2.80	—	—	—	—	—	—	7,981	2.80

Securities held to maturity:
United States government agency securities	—	—	$2,996	3.11%	—	—	$1,000	5.625%	$3,996	3.74%
Mortgage-backed securities:
Ginnie Mae	3,529	3.17	—	—	—	—	—	—	3,529	3.17
Fannie Mae	—	—	466	5.50	—	—	—	—	466	5.50
Freddie Mac	—	—	1,244	4.64	$1,742	4.50%	—	—	2,986	4.56

Total mortgage-backed securities	3,529	3.17	1,710	4.87	1,742	4.50	—	—	6,981	3.92

Total held to maturity	3,529	3.17	4,706	3.75	1,742	4.50	1,000	5.625	10,977	3.85

Total	$11,510	2.91%	$4,706	3.75%	$1,742	4.50%	$1,000	5.625%	$18,958	3.41%

Sources of Funds

General. Deposits have traditionally been the primary source of funds for use in lending and investment activities. In addition to deposits, funds are derived from repayments (including prepayments) of outstanding loans, mortgage-backed and investment securities and operating revenue. While scheduled loan payments and income on earning assets are relatively stable sources of funds, deposit inflows and outflows can vary widely and are influenced by various economic factors. Borrowings may be used on a short-term basis to compensate for reductions in the availability of funds, or on a longer term basis for general operational purposes. Over the last 24 months, we have increasingly relied upon borrowings from Federal Home Loan Bank of Atlanta to support loan growth.

Deposits. Deposits are not actively solicited outside of the Baltimore metropolitan area, and substantially all of our depositors are persons who work or reside within Baltimore City, Baltimore County and Harford County, Maryland. We offer a selection of deposit instruments, including demand deposits (non-interest bearing), NOW accounts, savings accounts, money market accounts and certificates of deposit. Deposit account terms vary, with the principal differences being the minimum balance required, the amount of time the funds must remain on deposit and the interest rate.

Interest rates paid, maturity terms, service fees and withdrawal penalties are established on a periodic basis. Deposit rates and terms are based primarily on current operating strategies and market rates, liquidity requirements, rates paid by competitors and growth goals. Management believes it prices its deposits comparably to rates offered by its competitors. We do not accept brokered deposits.

We rely substantially on competitive rates, customer service, convenience, advertising and long-standing relationships with customers to attract and retain deposits. We believe the image of a full service, locally-based institution will contribute to our ability to attract and retain deposits, particularly with respect to deposit run-off that results from bank consolidation in the local market. We will also continue to evaluate opportunities to enhance deposit growth beyond what is currently projected, through such avenues as establishing additional branches or through acquisition of another financial institution or selected branches, although no such transactions are planned as of the date of this annual report.

To provide additional convenience to our customers, during the fourth quarter of 2004 we affiliated with an ATM network and began offering online banking. Affiliating with an ATM network allows our customers to use the ATM machines of another larger financial institution without charge. Currently, we have four ATM machines, three drive-up machines at each of our offices and a machine located inside our headquarters building.

The flow of deposits is influenced significantly by general economic conditions, changes in money market and other prevailing interest rates and levels of competition. We believe the variety of deposit accounts offered allows us to be competitive in obtaining funds and responding to changes in consumer demand. Based on experience, management believes its deposits to be relatively stable. However, the ability to attract and maintain certificates of deposit, and the rates paid on these deposits, have been and will continue to be significantly affected by market conditions. At December 31, 2004, $67,486,919, or 61.52% of our deposit accounts were certificates of deposit, of which $32,218,108 have maturities of one year or less.

Deposit Accounts. The following table sets forth the dollar amount of deposits in the various types of deposit accounts we offered as of the dates indicated.

	At December 31,
	2004		2003
	Weighted Average Rate	Amount	Weighted Average Rate	Amount
	(Dollars in Thousands)
NOW & Money Market Demand	0.74%	$17,812	1.06%	$18,462
Savings deposits	1.54	22,711	1.14	12,734
Certificates of deposit	3.36	67,487	4.12	66,232
Accrued interest payable	—	5	—	1
Non-interest bearing deposit	—	1,696	—	395

Total	2.51%	$109,711	3.14%	$97,824

Deposit Activity. The following table sets forth the deposit activities for the periods indicated.

	Years Ended December 31,
	2004	2003
	(Dollars in Thousands)
Beginning of period	$97,824	$97,768
Net deposits (withdrawals)	9,359	(3,014)
Interest credited on deposit accounts	2,528	3,070

Total increase (decrease) in deposit account	11,887	56

Ending balance	$109,711	$97,824

Percent increase (decrease)	12.15%	0.06%

Large Certificates of Deposits. The following table indicates the amount of certificates of deposit as of December 31, 2004, by time remaining until maturity.

	Three months or less	Over three months to six months	Over six months to twelve months	Over twelve months	Total
	(In Thousands)
Certificates of deposit:
Less than $100,000	$10,577	$5,562	$7,742	$26,354	$50,235
$100,000 or more	3,874	2,345	2,118	8,915	17,252

Total	$14,451	$7,907	$9,860	$35,269	$67,487

Borrowings. Slavie Federal Savings Bank may obtain advances from the Federal Home Loan Bank of Atlanta upon the security of the common stock it owns in that bank and certain of its residential mortgage loans and mortgage-backed and other investment securities, provided certain standards related to creditworthiness have been met. These advances are made pursuant to several credit programs, each of which has its own interest rate and range of maturities. Federal Home Loan Bank of Atlanta advances are generally available to meet seasonal and other withdrawals of deposit accounts and to permit increased lending.

At December 31, 2004, Slavie Federal Savings Bank was permitted to borrow up to $65,000,000 from the Federal Home Loan Bank of Atlanta. Slavie Federal Savings Bank had $26,500,000 and $16,500,000 of Federal Home Loan Bank advances as of December 31, 2004 and December 31, 2003, respectively, and Slavie Federal Savings Bank averaged $23,916,667 and $5,506,720 of Federal Home Loan Bank advances during the years ended December 31, 2004 and December 31, 2003, respectively. We have relied on borrowing to a significant extent over the last several years to fund loan growth.

The following table sets forth certain information regarding the Federal Home Loan Bank advances for the periods indicated. The table indicates both long and short-term borrowings.

	Years Ended December 31,
	2004	2003
	(Dollars in Thousands)
FHLB Advances:
Maximum month-end balance	$26,500	$16,500
Balance at end of period	26,500	16,500
Average balance	23,917	5,507

Weighted average interest rate at end of period	2.42%	2.34%
Weighted average interest rate during period	2.29%	2.81%

Personnel

As of December 31, 2004, we had 25 full-time employees and 19 part-time employees. Our employees are not represented by any collective bargaining group. Management believes that we have good relations with our employees.

Subsidiary Activities

Office of Thrift Supervision regulations permit federal savings banks to invest in the capital stock, obligations or other specified types of securities of subsidiaries (referred to as “service corporations”) and to make loans to such subsidiaries and joint ventures in which such subsidiaries are participants in an aggregate amount not exceeding 2% of the bank’s assets, plus an additional 1% of assets if the amount over 2% is used for specified community or inner-city development purposes. In addition, federal regulations permit banks to make specified types of loans to such subsidiaries (other than special purpose finance subsidiaries) in which the bank owns more than 10% of the stock, in an aggregate amount not exceeding 50% of the bank’s regulatory capital if the bank’s regulatory capital is in compliance with applicable regulations.

Slavie Federal Savings Bank has one subsidiary, Slavie Holdings, LLC, which was formed as a Maryland limited liability company in August 1999 to acquire and manage the real property located at 1614 Churchville Road, Bel Air, Maryland. The Churchville Road property houses our main office and corporate headquarters. The property also houses mixed use office space which is available for lease.

FEDERAL AND STATE TAXATION

Federal Taxation

General. SFSB, Inc. and Slavie Federal Savings Bank are subject to federal income taxation in the same general manner as other corporations, with some exceptions discussed below. Slavie Federal Savings Bank’s tax returns have not been audited during the past five years. The following discussion of federal taxation is intended only to summarize certain pertinent federal income tax matters and is not a comprehensive description of the tax rules applicable to SFSB, Inc. or Slavie Federal Savings Bank.

Method of Accounting. For Federal income tax purposes, SFSB, Inc. and Slavie Federal Savings Bank currently report their income and expenses on the accrual method of accounting and use a tax year ending December 31 for filing their federal income tax returns.

Alternative Minimum Tax. The Internal Revenue Code of 1986, as amended (the “Code”) imposes an alternative minimum tax (“AMT”) at a rate of 20% on a base of regular taxable income plus certain tax preferences (“alternative minimum taxable income” or “AMTI”). The AMT is payable to the extent such AMTI is in excess of an exemption amount and the AMT exceeds the regular income tax. Net operating losses can offset no more than 90% of AMTI. Payments of alternative minimum tax may be used as credits against regular tax liabilities in future years where the regular tax exceeds the alternative minimum tax. Slavie Federal Savings Bank has not been subject to the alternative minimum tax and has no such amounts available as credits for carryover.

Net Operating Loss Carryovers. A financial institution may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. At December 31, 2004, Slavie Federal Savings Bank had no net operating loss carryforwards for federal income tax purposes.

Corporate Dividends-Received Deduction. SFSB, Inc. may exclude from its income 100% of dividends received from Slavie Federal Savings Bank as a member of the same affiliated group of corporations. Corporations which own more than 20% of the stock of a corporation distributing a dividend and which is not a member of the same affiliated group may deduct 80% of dividends received or accrued on their behalf. Corporations which own less than 20% of the stock of a corporation distributing a dividend may deduct 70% of dividends received or accrued on their behalf.

Potential Tax Liability Attributable to Bad Debt Reserve. Slavie Federal Savings Bank was allowed special deductions for additions to a reserve for bad debts calculated at various percentages of taxable income for taxable years through 1987. If the reserves deducted under that method are later used for purposes other than to absorb loan losses, including distributions in liquidations, they will be subject to federal income tax at the then current corporate rate. In addition, Slavie Federal Savings Bank must maintain mortgage loans at or above the December 31, 1987 level to receive current tax deductions for losses on loans. Retained earnings attributable to these reserves include $1,580,150 for which no provision for federal income tax has been made. The unrecorded potential income tax liability on this amount is $610,254.

State Taxation

The State of Maryland imposes an income tax of 7% on income measured substantially the same as federally taxable income except for interest on certain investments that are exempt from Maryland tax.

SUPERVISION AND REGULATION

THE FOLLOWING DISCUSSION OF CERTAIN LAWS AND REGULATIONS WHICH ARE APPLICABLE TO SFSB, INC. AND SLAVIE FEDERAL SAVINGS BANK, AS WELL AS DESCRIPTIONS OF LAWS AND REGULATIONS CONTAINED ELSEWHERE IN THIS ANNUAL REPORT, SUMMARIZES THE ASPECTS OF SUCH LAWS AND REGULATIONS WHICH ARE DEEMED TO BE MATERIAL TO SFSB, INC. AND SLAVIE FEDERAL SAVINGS BANK. HOWEVER, THE SUMMARY DOES NOT PURPORT TO BE COMPLETE AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO APPLICABLE LAWS AND REGULATIONS.

General

Slavie Federal Savings Bank is examined and supervised by the Office of Thrift Supervision and the Federal Deposit Insurance Corporation. This regulation and supervision establishes a comprehensive framework of activities in which an institution may engage and is intended primarily for the protection of the Federal Deposit Insurance Corporation’s deposit insurance funds and depositors. Under this system of federal regulation, financial institutions are periodically examined to ensure that they satisfy applicable standards with respect to their capital adequacy, assets, management, earnings, liquidity and sensitivity to market interest rates. Following completion of its examination, the federal agency critiques the institution’s operations and assigns its rating (known as an institution’s CAMELS rating). Under federal law, an institution may not disclose its CAMELS rating to the public. Slavie Federal Savings Bank also is a member of and owns stock in the Federal Home Loan Bank of Atlanta, which is one of the twelve regional banks in the Federal Home Loan Bank System. Slavie Federal Savings Bank also is regulated to a lesser extent by the Board of Governors of the Federal Reserve System, governing reserves to be maintained against deposits and other matters. The Office of Thrift Supervision examines Slavie Federal Savings Bank and prepares reports for the consideration of its board of directors on any operating deficiencies. Slavie Federal Savings Bank’s relationship with its depositors and borrowers also is regulated to a great extent by both federal and state laws, especially in matters concerning the ownership of deposit accounts and the form and content of Slavie Federal Savings Bank’s mortgage documents.

Any change in these laws or regulations, whether by the Federal Deposit Insurance Corporation, Office of Thrift Supervision or Congress, could have a material adverse impact on SFSB, Inc. and Slavie Federal Savings Bank and their operations.

Federal Banking Regulation

Business Activities. A federal savings bank derives its lending and investment powers from the Home Owners’ Loan Act and the regulations of the Office of Thrift Supervision. Under these laws and regulations, Slavie Federal Savings Bank may invest in mortgage loans secured by residential and commercial real estate, commercial business and consumer loans, certain types of debt securities and certain other assets. Certain types of lending, such as commercial and consumer loans, are subject to an aggregate limit calculated as a specified percentage of Slavie Federal Savings Bank’s capital assets. Slavie Federal Savings Bank also may establish subsidiaries that may engage in activities not otherwise permissible for Slavie Federal Savings Bank, including real estate investment and securities and insurance brokerage.

Capital Requirements. Office of Thrift Supervision regulations require savings banks to meet three minimum capital standards: a 1.5% tangible capital ratio, a 4% leverage ratio (3% for banks receiving the highest rating on the CAMELS rating system) and an 8% risk-based capital ratio. The prompt corrective action standards discussed below, in effect, establish a minimum 2% tangible capital standard.

The risk-based capital standard for savings banks requires the maintenance of Tier 1 (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 100%, assigned by the Office of Thrift Supervision based on the risks believed inherent in the type of asset. Core capital is defined as common stockholders’ equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries, less intangibles other than certain mortgage servicing rights and credit card relationships. The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair market values. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.

At December 31, 2004, Slavie Federal Savings Bank’s capital exceeded all applicable requirements.

Loans-to-One Borrower. A federal savings bank generally may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. As of December 31, 2004, Slavie Federal Savings Bank was in compliance with the loans-to-one borrower limitations.

Qualified Thrift Lender Test. As a federal savings bank, Slavie Federal Savings Bank is subject to a qualified thrift lender, or “QTL,” test. Under the QTL test, Slavie Federal Savings Bank must maintain at least 65% of its “portfolio assets” in “qualified thrift investments” in at least nine of the most recent 12-month period. “Portfolio assets” generally means total assets of a savings institution, less the sum of specified liquid assets up to 20% of total assets, goodwill and other intangible assets, and the value of property used in the conduct of the savings bank’s business.

“Qualified thrift investments” includes various types of loans made for residential and housing purposes, investments related to such purposes, including certain mortgage-backed and related securities, and loans for personal, family, household and certain other purposes up to a limit of 20% of portfolio assets. “Qualified thrift investments” also include 100% of an institution’s credit card loans, education loans and small business loans. Slavie Federal Savings Bank also may satisfy the QTL test by qualifying as a “domestic building and loan association” as defined in the Internal Revenue Code.

A savings bank that fails the qualified thrift lender test must either convert to a bank charter or operate under specified restrictions. At December 31, 2004, Slavie Federal Savings Bank maintained approximately 85.80% of its portfolio assets in qualified thrift investments.

Capital Distributions. Office of Thrift Supervision regulations govern capital distributions by a federal savings bank, which include cash dividends, stock repurchases and other transactions charged to the capital account. A savings bank must file an application for approval of a capital distribution if:

•	the total capital distributions for the applicable calendar year exceed the sum of the bank’s net income for that year to date plus the bank’s retained net income for the preceding two years;

•	the bank would not be at least adequately capitalized following the distribution;

•	the distribution would violate any applicable statute, regulation, agreement or Office of Thrift Supervision-imposed condition; or

•	the bank is not eligible for expedited treatment of its filings.

Even if an application is not otherwise required, every savings bank that is a subsidiary of a holding company must still file a notice with the Office of Thrift Supervision at least 30 days before the board of directors declares a dividend or approves a capital distribution.

The Office of Thrift Supervision may disapprove a notice or application if:

•	the bank would be undercapitalized following the distribution;

•	the proposed capital distribution raises safety and soundness concerns; or

•	the capital distribution would violate a prohibition contained in any statute, regulation or agreement.

In addition, the Federal Deposit Insurance Act provides that an insured depository institution shall not make any capital distribution, if after making such distribution, the institution would be undercapitalized.

Liquidity. A federal savings bank is required to maintain a sufficient amount of liquid assets to ensure its safe and sound operation.

Community Reinvestment Act and Fair Lending Laws. All savings banks have a responsibility under the Community Reinvestment Act and related regulations of the Office of Thrift Supervision to help meet the credit needs of their communities, including low- and moderate-income neighborhoods. In connection with its examination of a federal savings bank, the Office of Thrift Supervision is required to assess the bank’s record of compliance with the Community Reinvestment Act. In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. A bank’s failure to comply with the provisions of the Community Reinvestment Act could, at a minimum, result in denial of certain corporate applications such as branches or mergers or other restrictions on its activities. The failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in enforcement actions by the Office of Thrift Supervision, as well as other federal regulatory agencies and the Department of Justice. Slavie Federal Savings Bank received a satisfactory Community Reinvestment Act rating in its most recent federal examination.

Transactions with Related Parties. A federal savings bank’s authority to engage in transactions with its “affiliates” is limited by Office of Thrift Supervision regulations and by Sections 23A and 23B of the Federal Reserve Act (the “FRA”). The term “affiliates” for these purposes generally means any company that controls, is controlled by, or is under common control with an institution. SFSB, Inc. is an affiliate of Slavie Federal Savings Bank. In general, transactions with affiliates must be on terms that are as favorable to the bank as comparable transactions with non-affiliates. In addition, certain types of these transactions are restricted to an aggregate percentage of the bank’s capital. Collateral in specified amounts must usually be provided by affiliates in order to receive loans from the bank. In addition, Office of Thrift Supervision regulations prohibit a savings bank from lending to any of its affiliates that are engaged in activities that are not permissible for bank holding companies and from purchasing the securities of any affiliate, other than a subsidiary.

On April 1, 2003, the Federal Reserve’s Regulation W, which comprehensively interprets Sections 23A and 23B of the Federal Reserve Act, became effective. The Federal Reserve Act and Regulation W are applicable to savings institutions such as Slavie Federal Savings Bank. The regulation unifies and updates staff interpretations issued over the years, incorporates several new interpretative proposals (such as to clarify when transactions with an unrelated third party will be attributed to an affiliate) and addresses new issues arising as a result of the expanded scope of non-banking activities engaged in by banks and bank holding companies in recent years and authorized for financial holding companies under the Gramm-Leach-Bliley Act.

Slavie Federal Savings Bank’s authority to extend credit to its directors, executive officers and 10% shareholders, as well as to entities controlled by such persons, is currently governed by the requirements of Sections 22(g) and 22(h) of the FRA and Regulation O of the Federal Reserve Board. Among other things, these provisions require that extensions of credit to insiders be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features. However, there is an exception for loans made pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to insiders over other employees. These provisions also require that such extensions of credit not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of Slavie Federal Savings Bank’s capital. In addition, extensions of credit in excess of certain limits must be approved by Slavie Federal Savings Bank’s board of directors.

Enforcement. The Office of Thrift Supervision has primary enforcement responsibility over federal savings institutions and has the authority to bring enforcement action against all “institution-affiliated parties,” including stockholders, and attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors of the institution, receivership, conservatorship or the termination of deposit insurance. Civil penalties cover a wide range of violations and actions, and range up to $25,000 per day, unless a finding of reckless disregard is made, in which case penalties may be as high as $1 million per day. The Federal Deposit Insurance Corporation also has the authority to recommend to the Director of the Office of Thrift Supervision that enforcement action be taken with respect to a particular savings institution. If action is not taken by the Director, the Federal Deposit Insurance Corporation has authority to take action under specified circumstances.

Standards for Safety and Soundness. Federal law requires each federal banking agency to prescribe certain standards for all insured depository institutions. These standards relate to, among other things, internal controls, information systems and audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, compensation, and other operational and managerial standards as the agency deems appropriate. The federal banking agencies adopted Interagency Guidelines Prescribing Standards for Safety and Soundness to implement the safety and soundness standards required under federal law. The guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. The guidelines address internal controls and information systems, internal audit systems, credit underwriting, loan documentation, interest rate risk exposure, asset growth, compensation, fees and benefits. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard. If an institution fails to meet these standards, the appropriate federal banking agency may require the institution to submit a compliance plan.

Prompt Corrective Action Regulations. Under the prompt corrective action regulations, the Office of Thrift Supervision is required and authorized to take supervisory actions against undercapitalized savings banks. For this purpose, a savings bank is placed in one of the following five categories based on the bank’s capital:

•	well-capitalized (at least 5% leverage capital, 6% Tier 1 risk-based capital and 10% total risk-based capital);

•	adequately capitalized (at least 4% leverage capital, 4% Tier 1 risk-based capital and 8% total risk-based capital);

•	undercapitalized (less than 8% total risk-based capital, 4% Tier 1 risk-based capital or 3% leverage capital);

•	significantly undercapitalized (less than 6% total risk-based capital, 3% Tier 1 risk-based capital or 3% leverage capital); and

•	critically undercapitalized (less than 2% tangible capital).

Generally, the banking regulator is required to appoint a receiver or conservator for a bank that is “critically undercapitalized” within specific time frames. The regulations also provide that a capital restoration plan must be filed with the Office of Thrift Supervision within 45 days of the date a bank receives notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized,” the performance of which must be guaranteed by any company controlling the bank up to specified limits. In addition, numerous mandatory supervisory actions become immediately applicable to the bank, including, but not limited to, restrictions on growth, investment activities, capital distributions and affiliate transactions. The Office of Thrift Supervision may also take any one of a number of discretionary supervisory actions against undercapitalized banks, including the issuance of a capital directive and the replacement of senior executive officers and directors.

At December 31, 2004, Slavie Federal Savings Bank met the criteria for being considered “well-capitalized.”

Insurance of Deposit Accounts. Deposit accounts in Slavie Federal Savings Bank are insured by the Federal Deposit Insurance Corporation, generally up to a maximum of $100,000 per separately insured depositor. Slavie Federal Savings Bank’s deposits therefore are subject to Federal Deposit Insurance Corporation deposit insurance assessments. The Federal Deposit Insurance Corporation has adopted a risk-based system for determining deposit insurance assessments. The Federal Deposit Insurance Corporation is authorized to raise the assessment rates as necessary to maintain the required ratio of reserves to insured deposits of 1.25%. In addition, all Federal Deposit Insurance Corporation-insured institutions must pay assessments to the Federal Deposit Insurance Corporation at an annual rate of approximately 0.02% of insured deposits to fund interest payments on bonds maturing in 2017 issued by a federal agency to recapitalize the predecessor to the Savings Association Insurance Fund.

Prohibitions Against Tying Arrangements. Federal savings banks are prohibited, subject to some exceptions, from extending credit to or offering any other service, or fixing or varying the consideration for such extension of credit or service, on the condition that the customer obtain some additional service from the institution or its affiliates or not obtain services of a competitor of the institution.

Federal Home Loan Bank System. Slavie Federal Savings Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank System

provides a central credit facility primarily for member institutions. As a member of the Federal Home Loan Bank of Atlanta, Slavie Federal Savings Bank is required to acquire and hold shares of capital stock in the Federal Home Loan Bank in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its borrowings from the Federal Home Loan Bank, whichever is greater. As of December 31, 2004, Slavie Federal Savings Bank was in compliance with this requirement.

Federal Reserve System

The Federal Reserve Board regulations require savings banks to maintain non-interest-earning reserves against their transaction accounts, such as negotiable order of withdrawal and regular checking accounts. At December 31, 2004, Slavie Federal Savings Bank was in compliance with these reserve requirements.

Privacy Requirements of the GLBA

The Gramm-Leach-Bliley Act of 1999 provided for sweeping financial modernization for commercial banks, savings banks, securities firms, insurance companies, and other financial institutions operating in the United States. Among other provisions, the Gramm-Leach-Bliley Act places limitations on the sharing of consumer financial information with unaffiliated third parties. Specifically, the Gramm-Leach-Bliley Act requires all financial institutions offering financial products or services to retail customers to provide such customers with the financial institution’s privacy policy and provide such customers the opportunity to “opt out” of the sharing of personal financial information with unaffiliated third parties.

The USA Patriot Act

In response to the events of September 11th, the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, or the USA PATRIOT Act, was signed into law on October 26, 2001. The USA PATRIOT Act gives the federal government new powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing and broadened anti-money laundering requirements. By way of amendments to the Bank Secrecy Act, Title III of the USA PATRIOT Act takes measures intended to encourage information sharing among bank regulatory agencies and law enforcement bodies. Further, certain provisions of Title III impose affirmative obligations on a broad range of financial institutions, including banks, thrifts, brokers, dealers, credit unions, money transfer agents and parties registered under the Commodity Exchange Act.

Among other requirements, Title III of the USA PATRIOT Act imposes the following requirements with respect to financial institutions:

•	Pursuant to Section 352, all financial institutions must establish anti-money laundering programs that include, at minimum: (1) internal policies, procedures, and controls; (2) specific designation of an anti-money laundering compliance officer; (3) ongoing employee training programs; and (4) an independent audit function to test the anti-money laundering program.

•	Section 326 authorizes the Secretary of the Department of Treasury, in conjunction with other bank regulators, to issue regulations that provide for minimum standards with respect to customer identification at the time new accounts are opened.

•	Section 312 requires financial institutions that establish, maintain, administer, or manage private banking accounts or correspondence accounts in the United States for non-United States persons or their representatives (including foreign individuals visiting the United States) to establish appropriate, specific, and, where necessary, enhanced due diligence policies, procedures, and controls designed to detect and report money laundering.

•	Financial institutions are prohibited from establishing, maintaining, administering or managing correspondent accounts for foreign shell banks (foreign banks that do not have a physical presence in any country), and will be subject to certain record keeping obligations with respect to correspondent accounts of foreign banks.

•	Bank regulators are directed to consider a holding company’s effectiveness in combating money laundering when ruling on Federal Reserve Act and Bank Merger Act applications.

The federal banking agencies have begun to propose and implement regulations pursuant to the USA PATRIOT Act. These proposed and interim regulations require and will require financial institutions to adopt the policies and procedures contemplated by the USA PATRIOT Act.

Holding Company Regulation

General. Slavie Bancorp, MHC and SFSB, Inc. are nondiversified savings and loan holding companies within the meaning of the Home Owners’ Loan Act. As such, Slavie Bancorp, MHC and SFSB, Inc. are registered with the Office of Thrift Supervision and are subject to Office of Thrift Supervision regulations, examinations, supervision and reporting requirements. In addition, the Office of Thrift Supervision has enforcement authority over SFSB, Inc. and Slavie Bancorp MHC, and their subsidiaries. Among other things, this authority permits the Office of Thrift Supervision to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings institution. As federal corporations, SFSB, Inc. and Slavie Bancorp, MHC are generally not subject to state business organization laws.

Permitted Activities. Pursuant to Section 10(o) of the Home Owners’ Loan Act and Office of Thrift Supervision regulations and policy, a mutual holding company and a federally chartered mid-tier holding company such as SFSB, Inc. may engage in the following activities: (1) investing in the stock of a savings bank; (2) acquiring a mutual association through the merger of such association into a savings bank subsidiary of such holding company or an interim savings bank subsidiary of such holding company; (3) merging with or acquiring another holding company, one of whose subsidiaries is a savings bank; (4) investing in a corporation, the capital stock of which is available for purchase by a savings bank under federal law or under the law of any state where the subsidiary savings bank or banks share their home offices; (5) furnishing or performing management services for a savings bank subsidiary of such company; (6) holding, managing or liquidating assets owned or acquired from a savings subsidiary of such company; (7) holding or managing properties used or occupied by a savings bank subsidiary of such company; (8) acting as trustee under deeds of trust; (9) any other activity (a) that the Federal Reserve Board, by regulation, has determined to be permissible for bank holding companies under Section 4(c) of the Bank Holding Company Act of 1956, unless the Director of the Office of Thrift Supervision, by regulation, prohibits or limits any such activity for savings and loan holding companies; or (b) in which multiple savings and loan holding companies were authorized (by regulation) to directly engage on March 5, 1987; (10) any activity permissible for financial holding companies under Section 4(k) of the Bank Holding Company Act, including securities and insurance underwriting; and (11) purchasing, holding, or disposing of stock acquired in connection with a qualified stock issuance if the purchase of such stock by such savings and loan holding company is approved by the Director of the Office of Thrift Supervision. If a mutual holding company acquires or merges with another holding company, the holding company acquired or the holding company resulting from such merger or acquisition may only invest in assets and engage in activities listed in (1) through (11) above, and has a period of two years to cease any nonconforming activities and divest of any nonconforming investments.

The Home Owners’ Loan Act prohibits a savings and loan holding company, including SFSB, Inc. and Slavie Bancorp, MHC, directly or indirectly, or through one or more subsidiaries, from acquiring more than 5% of another savings institution or holding company thereof, without prior written approval of the Office of Thrift Supervision. It also prohibits the acquisition or retention of, with certain exceptions, more than 5% of a nonsubsidiary company engaged in activities other than those permitted by the Home Owners’ Loan Act; or acquiring or retaining control of an institution that is not federally insured. In evaluating applications by holding companies to acquire savings institutions, the Office of Thrift Supervision must consider the financial and managerial resources, future prospects of the company and institution involved, the effect of the acquisition on the risk to the insurance fund, the convenience and needs of the community and competitive factors.

The Office of Thrift Supervision is prohibited from approving any acquisition that would result in a multiple savings and loan holding company controlling savings institutions in more than one state, subject to two exceptions: (1) the approval of interstate supervisory acquisitions by savings and loan holding companies, and (2) the acquisition of a savings institution in another state if the laws of the state of the target savings institution specifically permit such acquisitions. The states vary in the extent to which they permit interstate savings and loan holding company acquisitions.

Waivers of Dividends by Slavie Bancorp, MHC. Office of Thrift Supervision regulations require Slavie Bancorp, MHC to notify the Office of Thrift Supervision of any proposed waiver of its receipt of dividends from SFSB, Inc. The Office of Thrift Supervision reviews dividend waiver notices on a case-by-case basis, and, in general, does not object to any such waiver if: (1) the mutual holding company’s board of directors determines that such waiver is consistent with such directors’ fiduciary duties to the mutual holding company’s members; (2) for as long as the savings bank subsidiary is controlled by the mutual holding company, the dollar amount of dividends waived by the mutual holding company is considered as a restriction on the retained earnings of the savings bank, which restriction, if material, is disclosed in the public financial statements of the savings bank as a note to the financial statements; (3) the amount of any dividend waived by the mutual holding company is available for declaration as a dividend solely to the mutual holding company, and, in accordance with SFAS 5, where the savings bank determines that the payment of such dividend to the mutual holding company is probable, an appropriate dollar amount is recorded as a liability; and (4) the amount of any waived dividend is considered as having been paid by the savings bank in evaluating any proposed dividend under Office of Thrift Supervision capital distribution regulations. We anticipate that Slavie Bancorp, MHC will waive dividends paid by SFSB, Inc. Under Office of Thrift Supervision regulations, our public stockholders would not be diluted because of any dividends waived by Slavie Bancorp, MHC (and waived dividends would not be considered in determining an appropriate exchange ratio) in the event Slavie Bancorp, MHC converts to stock form.

Conversion of Slavie Bancorp, MHC to Stock Form. Office of Thrift Supervision regulations permit Slavie Bancorp, MHC to convert from the mutual form of organization to the capital stock form of organization (a “Conversion Transaction”). There can be no assurance when, if ever, a Conversion Transaction will occur, and the board of directors has no current intention or plan to undertake a Conversion Transaction. In a Conversion Transaction a new holding company would be formed as the successor to SFSB, Inc. (the “New Holding Company”), Slavie Bancorp, MHC’s corporate existence would end, and certain depositors of Slavie Federal Savings Bank would receive the right to subscribe for additional shares of the New Holding Company. In a Conversion Transaction, each share of common stock held by stockholders other than Slavie Bancorp, MHC (“Minority Stockholders”) would be automatically converted into a number of shares of common stock of the New Holding Company determined pursuant an exchange ratio that ensures that Minority Stockholders own the same percentage of common stock in the New Holding Company as they owned in SFSB, Inc. immediately prior to the Conversion Transaction. Under Office of Thrift Supervision regulations, Minority Stockholders would not be diluted because of any dividends waived by Slavie Bancorp, MHC (and waived dividends would not be considered in determining an appropriate exchange ratio), in the event Slavie Bancorp, MHC converts to stock form. The total number of shares held by Minority Stockholders after a Conversion Transaction also would be increased by any purchases by Minority Stockholders in the offering conducted as part of the Conversion Transaction.

Federal Securities Laws

General. SFSB, Inc.’s common stock is registered with the Securities and Exchange Commission under the Securities Exchange Act of 1934 and SFSB, Inc. is subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Securities Exchange Act of 1934. Pursuant to Office of Thrift Supervision regulations and in connection with the reorganization, we have agreed to maintain such registration for a minimum of three years following the conversion.

As described below, certain aspects of the federal securities laws were recently substantially revised by the Sarbanes-Oxley Act of 2002.

Sarbanes-Oxley Act of 2002. On July 30, 2002, the President signed into law the Sarbanes-Oxley Act of 2002 (the “Act”), which implemented legislative reforms intended to address corporate and accounting fraud. In addition to the establishment of a new accounting oversight board that will enforce auditing, quality control and independence standards and will be funded by fees from all publicly traded companies, the Act places certain restrictions on the scope of services that may be provided by accounting firms to their public company audit clients.

Any non-audit services being provided to a public company audit client will require preapproval by the company’s audit committee. In addition, the Act makes certain changes to the requirements for partner rotation after a period of time. The Act requires chief executive officers and chief financial officers, or their equivalent, to certify to the accuracy of periodic reports filed with the Securities and Exchange Commission, subject to civil and criminal penalties if they knowingly or willingly violate this certification requirement. In addition, under the Act, counsel will be required to report evidence of a material violation of the securities laws or a breach of fiduciary duty by a company to its chief executive officer or its chief legal officer, and, if such officer does not appropriately respond, to report such evidence to the audit committee or other similar committee of the board of directors or the board itself.

Under the Act, longer prison terms will apply to corporate executives who violate federal securities laws; the period during which certain types of suits can be brought against a company or its officers is extended; and bonuses issued to top executives prior to restatement of a company’s financial statements are now subject to disgorgement if such restatement was due to corporate misconduct. Executives are also prohibited from insider trading during retirement plan “blackout” periods, and loans to company executives (other than loans by financial institutions permitted by federal rules and regulations) are restricted. In addition, a provision directs that civil penalties levied by the Securities and Exchange Commission as a result of any judicial or administrative action under the Act be deposited to a fund for the benefit of harmed investors. The Federal Accounts for Investor Restitution provision also requires the Securities and Exchange Commission to develop methods of improving collection rates. The legislation requires that the time frame for disclosures by public companies be accelerated. Also, directors and executive officers must provide information for most changes in ownership in a company’s securities within two business days of the change.

The Act also increases the oversight of, and codifies certain requirements relating to audit committees of public companies and how they interact with the company’s “registered public accounting firm.” In addition, companies must disclose whether at least one member of the committee is a “financial expert” (as such term is defined by the Securities and Exchange Commission) and if not, why not. Under the Act, a company’s registered public accounting firm will be prohibited from performing statutorily mandated audit services for a company if such company’s chief executive officer, chief financial officer, comptroller, chief accounting officer or any person serving in equivalent positions had been employed by such firm and participated in the audit of such company during the one-year period preceding the audit initiation date. The Act also prohibits any officer or director of a company or any other person acting under their direction from taking any action to fraudulently influence, coerce, manipulate or mislead any independent accountant engaged in the audit of the company’s financial statements for the purpose of rendering the financial statements materially misleading. The Act also requires the company’s registered public accounting firm that issues the audit report to attest to and report on management’s assessment of the company’s internal controls.

Although we anticipate that we will incur additional expense in complying with the provisions of the Sarbanes-Oxley Act and the regulations that have been promulgated to implement the Sarbanes-Oxley Act, management does not expect that such compliance will have a material impact on our results of operations or financial condition.

FACTORS AFFECTING FUTURE RESULTS

Some of the matters discussed in this annual report including under the captions “Business of SFSB, Inc.,” “Business of Slavie Federal Savings Bank,” and “Management’s Discussion And Analysis Of Financial Condition And Results Of Operations” include forward-looking statements. These forward-looking statements include statements regarding profitability, liquidity, allowance for loan losses, interest rate sensitivity, market risk and financial and other goals. Forward-looking statements often use words such as “believe,” “expect,” “plan,” “may,” “will,” “should,” “project,” “contemplate,” “anticipate,” “forecast,” “intend”, or other words of similar meaning. You can also identify them by the fact that they do not relate strictly to historical or current facts. When you read a forward-looking statement, you should keep in mind the risk factors described below and any other information contained in this annual report which identifies a risk or uncertainty. SFSB, Inc.’s actual results and the actual outcome of SFSB, Inc.’s expectations and strategies could be different from that described in this annual report because of these risks and uncertainties and you should not put undue reliance on any forward-looking statements. All forward-looking statements speak only as of the date of this filing, and SFSB, Inc. undertakes no obligation to make any revisions to the forward-looking statements to reflect events or circumstances after the date of this filing or to reflect the occurrence of unanticipated events.

Rising Interest Rates May Hurt Our Profits and Assets Value.

Interest rates, although they have risen recently, are at historically low levels. As a result of low interest rates, we have experienced strong demand for fixed rate loans, and as of December 31, 2004, $113,683,132, or 95.81%, of our loans had fixed rates. If interest rates continue to rise, our net interest income and the value of our assets likely would be reduced because the interest paid on interest-bearing liabilities, such as deposits and borrowings, would increase more quickly than interest received on interest-earning assets, such as loans and investments. Due primarily to the current lower interest rate environment as well as the composition of our interest sensitive assets and liabilities, our interest rate spread (the difference between the average yield earned on our interest-earning assets and the average rate paid on our interest-bearing liabilities) was 2.46% for the year ended December 31, 2004 compared to 2.23% for the year ended December 31, 2003. Our net interest margin (net interest income as a percentage of average interest-earning assets) was 2.58% for the year ended December 31, 2004 compared to 2.39% for the year ended December 31, 2003. If interest rates rise, our interest rate spread and net interest margin could be compressed, which would have a negative effect on our profitability.

Changes in interest rates also affect the value of our interest-earning assets. According to Office of Thrift Supervision calculations, as of December 31, 2004, if interest rates increase by 1%, the net value of our assets (our net portfolio value) will decrease by 13%. If interest rates increase by 2%, the net value of our assets (our net portfolio value) will decrease by 28%. For further discussion of how changes in interest rates could impact us, see “Management’s Discussion and Analysis of Results of Operations and Financial Condition – Management of Market Risk.”

Our Intended Increased Focus on Commercial Real Estate and Commercial Business Loans May Not be Successful.

We intend to grow our commercial loan portfolio, an area in which we do not have substantial past experience, in order to increase both our interest and non-interest income. Although we recently hired an experienced commercial lender to oversee our commercial lending program, there can be no assurance that we will be successful in implementing this strategy and/or managing the anticipated growth as a result of this strategy.

We Have Limited Recognition and Reputation in the Markets in Which We Will Seek to Expand Our Business.

In recent years we have proactively sought to position our offices in response to changing market dynamics and the outmigration of our historic target customer group, the Slavic-American population. Thus, in 1976, we relocated our Baltimore City office to the Baltimore County border. In November 2001, we opened two locations in Harford County, Maryland, a suburban market which features rapid population growth and high per capita income, and moved our headquarters to Harford County. However, our small size, recent entry into the Harford County market and lack of a physical presence in Baltimore County, as well as limited alternative delivery channels (e.g., no internet banking), have resulted in limited name recognition and reputation in Harford County and Baltimore County.

Because Slavie Federal Savings Bank Currently Serves a Limited Market Area, We Could be More Adversely Affected by an Economic Downturn in Our Market Area Than Our Larger Competitors Which are More Geographically Diverse.

Currently, our primary market area is limited to Baltimore City, Baltimore County and Harford County, Maryland. If these areas or the Baltimore metropolitan area generally suffers an economic downturn, our business and financial condition may be severely affected. Our larger competitors serve a more geographically diverse market area, parts of which may not be affected by the same economic conditions that exist in our primary market area.

We Depend Heavily on our Key Personnel, Particularly Philip E. Logan, Charles E. Wagner, Jr. and Sophie T. Wittelsberger, and Our Business Could Suffer if Something Were to Happen to Mr. Logan, Mr. Wagner or Mrs. Wittelsberger or if They Were to Leave.

Mr. Logan is our chairman, president and chief executive officer, Mr. Wagner is our senior vice president, chief lending officer, secretary and a member of our board of directors, and Mrs. Wittelsberger is our vice president and chief operating officer. Mr. Logan, Mr. Wagner and Mrs. Wittelsberger provide valuable services to us and would be difficult to replace. Although we have entered into employment agreements with Mr. Logan, Mr. Wagner and Mrs. Wittelsberger, if any one of them were to leave for any reason, our business could suffer. Moreover, we do not maintain “key-man” life insurance on Messrs. Logan or Wagner or Ms. Wittelsberger.

Strong Competition Within Our Market Area May Limit Our Growth and Profitability.

Competition in the banking and financial services industry is intense. In our market area, we compete with, among others, commercial banks, savings institutions, mortgage brokerage firms, credit unions, mutual funds and insurance companies operating locally and elsewhere. Most of these competitors have substantially greater resources and lending limits than we have and offer certain services that we do not or cannot provide. In addition, some of our competitors have recently offered loans with lower fixed rates and loans on more attractive terms than Slavie Federal Savings Bank has been willing to offer. Our profitability depends upon our continued ability to successfully compete in our market area. The greater resources and deposit and loan products offered by our competition may limit our ability to increase our interest earning assets.

Our Ability to Operate Profitably May Depend on our Ability to Implement Various Technologies into Our Operations.

The market for financial services, including banking services, is increasingly affected by advances in technology, including developments in telecommunications, data processing, computers, automation, Internet-based banking and telebanking. Our ability to compete successfully in our markets may depend on the extent to which we are able to exploit such technological changes. However, we cannot assure you that the development of these or any other new technologies, or our failure in anticipating or responding to such developments, will not materially adversely affect our business, financial condition or operating results.

If Economic Conditions Deteriorate, Our Results of Operations and Financial Condition Could be Adversely Affected as Borrowers’ Ability to Repay Loans Declines and the Value of the Collateral Securing Our Loans Decreases.

Our financial results may be adversely affected by changes in prevailing economic conditions, including decreases in real estate values, changes in interest rates which may cause a decrease in interest rate spreads, adverse employment conditions, the monetary and fiscal policies of the federal government and other significant external events. Because most of our loan portfolio is comprised of real estate related loans, decreases in real estate values could adversely affect the value of property used as collateral. Adverse changes in the economy also may have a negative effect on the ability of our borrowers to make timely repayments of their loans, which would have an adverse impact on our earnings.

If Our Allowance for Loan Losses is not Sufficient to Cover Actual Loan Losses, Our Earnings Could Decrease.

We make various assumptions and judgments about the collectibility of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the amount of the allowance for loan losses, we review, among other things, our loans and our loss and delinquency experience, and we evaluate economic conditions. If our assumptions are incorrect, our allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, resulting in additions to our allowance.

We are particularly susceptible to this risk because a large portion of our loans are of relatively recent origin due to our growth over the past two years. In general, loans do not begin to show signs of credit deterioration or default until they have been outstanding for some period of time, a process we refer to as “seasoning.” As a result, a portfolio of older loans will usually behave more predictably than a newer portfolio. Because a large portion of our loan portfolio is relatively new, the current level of delinquencies and defaults may not be representative of the level that will prevail when the portfolio becomes more seasoned, which may be higher than current levels. If delinquencies and defaults increase, we may be required to increase our provision for loan losses.

Material additions to our allowance would materially decrease our net income. In addition, bank regulators periodically review our allowance for loan losses and may require us to increase our provision for loan losses or recognize further loan charge-offs. Any increase in our allowance for loan losses or loan charge-offs may have a material adverse effect on our results of operations and financial condition.

Our Stock Benefit Plans Will Increase Our Expenses, Which May Reduce Our Profitability and Stockholders’ Equity.

We will recognize annual material employee compensation and benefit expenses stemming from the securities purchased or granted to employees, officers and directors under our employee stock ownership plan and the equity benefit plans we plan to adopt (subject to shareholder approval). We cannot predict the actual amount of these new expenses because applicable accounting practices require that they be based on the fair market value of the securities at specific points in the future. We will recognize expenses for our employee stock ownership plan when shares are committed to be released to participants’ accounts and would recognize expenses for restricted stock awards over the vesting period of awards made to recipients. We will also recognize expenses in connection with grants of stock options.

We Have Broad Discretion in Allocating the Proceeds of the Offering. Our Failure to Effectively Utilize Such Proceeds Could Hurt Our Profits.

We have contributed approximately 50% of the net proceeds from the offering to Slavie Federal Savings Bank. We have used a portion of the net proceeds to fund the employee stock ownership plan and may use the remaining net proceeds to pay dividends to stockholders, repurchase shares of common stock, purchase investment securities, acquire other financial institutions or other businesses that are related to banking or for other general corporate purposes. Slavie Federal Savings Bank may use the proceeds it receives to fund new loans, to support new products and services, to invest in securities, to establish or acquire new branches or for general corporate purposes. We have not, however, allocated specific amounts of proceeds for any of these purposes and we have significant flexibility in determining the amount of net proceeds we apply to different uses and the timing of such applications. Our failure to utilize these funds effectively could reduce our profitability.

We Operate in a Highly Regulated Environment and May be Adversely Affected by Changes in Laws and Regulations.

We are subject to extensive regulation, supervision and examination by the Office of Thrift Supervision, our chartering authority, and by the Federal Deposit Insurance Corporation, as insurer of deposits. Such regulation and supervision govern the activities in which a financial institution and its holding company may engage and are intended primarily for the protection of the insurance fund and depositors. Regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the imposition of restrictions on the operation of an institution, the classification of assets by the institution and the adequacy of an institution’s allowance for loan losses. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, or legislation, may have a material impact on our operations.

Item 2. Description of Property

We conduct our business through our main office and two branch offices. The net book value of our premises, land and equipment was $5,842,373 at December 31, 2004. The following table provides certain information with respect to our offices as of December 31, 2004:

Location	Leased or Owned		Year Acquired or Leased	Net Book Value of Property and Leasehold Improvements	Deposits at December 31, 2004
	(In Thousands)
Main Office 1614 Churchville Road Bel Air, MD 21015	Owned		2001	$ 5,262	$16,615

Branch Office 3700 East Northern Pkwy Baltimore, MD 21206	Owned		1976	$ 378	$88,369

Branch Office 601 Edgewood Road Edgewood, MD 21040	Leased	(1)	2001	$ 202	$4,727

(1)	The current lease expires on April 30, 2006. We have the option to renew the lease for three additional terms of five years each.

Item 3. Legal Proceedings

We are not involved in any pending legal proceedings as a defendant other than routine legal proceedings occurring in the ordinary course of business. At December 31, 2004, we were not involved in any legal proceedings the outcome of which would be material to our financial condition or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted during the fourth quarter of the year ended December 31, 2004 to a vote of security holders of SFSB, Inc.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Common Stock

As of March 11, 2005, the number of holders of record of SFSB, Inc.’s common stock was approximately 153. SFSB, Inc.’s common stock is traded on the Over the Counter Bulletin Board (“OTCBB”) under the symbol “SFBI.OB.”

SFSB, Inc. first issued shares of common stock on December30, 2004 and trading began on the OTCBB on December 31, 2004. Accordingly, there was only one date of trading in the common stock during 2004. On December 31, 2004, based on high and low sales information as reported on the OTCBB, the common stock traded at a high of $11.00 and a low of $10.75. This information reflects inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

Dividends

SFSB, Inc.’s board of directors intends to adopt a policy of paying regular cash dividends, but has not done so to date, nor has it decided the amount that may be paid or when the payments may begin. In determining whether to declare or pay any dividends, the board of directors will take into account, among other factors, our financial condition and results of operations, investment opportunities, expected growth and compliance with regulatory capital requirements, along with the prevailing economic, interest rate and stock market environments. Our board of directors will also consider the regulatory restrictions discussed below that affect the payment of dividends by Slavie Federal Savings Bank to us. We cannot guarantee that we will pay dividends or that, if paid, we will not reduce or eliminate dividends in the future.

If we pay dividends to our stockholders, we also will be required to pay dividends to Slavie Bancorp, MHC, unless Slavie Bancorp, MHC elects to waive the receipt of dividends. We anticipate that Slavie Bancorp, MHC will waive dividends paid by us. As a result of Slavie Bancorp, MHC’s waiver of dividends, we will have additional capital (in the amount of the waived dividend), which we will be able to use in our and/or Slavie Federal Savings Bank’s business. Any decision to waive dividends will be subject to regulatory approval. Under Office of Thrift Supervision regulations, public stockholders would not be diluted for any dividends waived by Slavie Bancorp, MHC in the event Slave Bancorp, MHC converts to stock form. See “Item 1. Description of Business - Supervision and Regulation - Holding Company Regulation – Waivers of Dividends by Slavie Bancorp, MHC.”

Dividends from us may depend, in part, upon receipt of dividends from Slavie Federal Savings Bank because we initially will have no source of income other than dividends from Slavie Federal Savings Bank, earnings from the investment of the net proceeds from the offering that we retain, and interest payments with respect to our loan to the employee stock ownership plan. Office of Thrift Supervision regulations impose limitations on the amount of dividends that can be paid by Slavie Federal Savings Bank.

We currently have no intention to initiate any action which would lead to a return of capital (as distinguished from a dividend) to our stockholders. Regulations of the Office of Thrift Supervision prohibit a return of capital through December 31, 2008, the end of the term of the business plan that we submitted to the Office of Thrift Supervision in connection with the offering.

Any payment of dividends by Slavie Federal Savings Bank to us that would be deemed to be paid out of Slavie Federal Savings Bank’s bad debt reserves would require Slavie Federal Savings Bank to pay federal income taxes at the then current income tax rate on the amount deemed distributed. We do not contemplate any distribution by Slavie Federal Savings Bank that would result in this type of tax liability.

Use of Proceeds from Offering

On November 12, 2004, our registration statement on Form SB-2 (SEC File No. 333-119128) went effective with the Securities and Exchange Commission. The offering commenced on November 12, 2004 and continued through December 14, 2004. The offering was managed on a best efforts basis by Sandler O’Neill & Partners, L.P. as financial advisor. We registered 1,339,031 shares of our common stock, par value $0.01 per share, at a price of $10.00 per share for an aggregate price of $13,390,310.

In connection with the reorganization of Slavie Federal Savings Bank into a mutual holding company, SFSB, Inc. issued 1,222,401 shares of its common stock to depositors of Slavie Federal Savings Bank who held a deposit account at the bank as of December 31, 2002, 116,630 shares to Slavie Federal Savings Bank’s Employee Stock Ownership Plan and 1,636,594 shares to Slavie Bancorp, MHC. We received gross proceeds of $13,390,310 and incurred approximately $222,748 in underwriting expenses and approximately $457,162 in other expenses (approximately $679,910 total expenses). As of March 17, 2005, we had paid all of these expenses. Of the expenses, $14,450 was paid to Slavie Federal Savings Bank’s directors for attendance at board meetings relating to the reorganization and the offering.

From the effective date of the registration statement to December 31, 2004, a reasonable estimate of the net offering proceeds used by us is as follows:

Net offering proceeds	$12,710,400
Less:
Proceeds contributed to Slavie Federal Savings Bank	6,355,200
Proceeds used for loan to employee stock ownership plan	1,166,300

Proceeds retained by SFSB, Inc for working capital.	$5,188,900

Item 6. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained under the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Annual Report is incorporated herein by reference.

Item 7. Financial Statements

The financial statements identified in Item 13(a)(1) hereof are incorporated by reference hereunder.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There has been no occurrence requiring a response to this Item.

Item 8A. Controls and Procedures

As of the end of the period covered by this annual report on Form 10-KSB, SFSB, Inc.’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of SFSB, Inc.’s disclosure controls and procedures. Based upon that evaluation, SFSB, Inc.’s Chief Executive Officer and Chief Financial Officer concluded that SFSB, Inc.’s disclosure controls and procedures are effective. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by SFSB, Inc. in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

In addition, there were no changes in SFSB, Inc.’s internal controls over financial reporting (as defined in Rule 13a-15 or Rule 15d-15 under the Securities Act of 1934, as amended) during the quarter ended December 31, 2004, that have materially affected, or are reasonably likely to materially affect, SFSB, Inc.’s internal control over financial reporting.

Item 8B. Other Information

On December 6, 2004, the Board of Directors of Slavie Federal Savings Bank authorized a $5,000 annual bonus to all directors, including directors who are officers of Slavie Federal Savings Bank, for service during the year ended December 31, 2004.

Effective as of December 30, 2004, Slavie Federal Savings Bank entered into employment agreements with Philip E. Logan, Charles E. Wagner, Jr. and Sophie T. Wittelsberger.

Pursuant to Mr. Logan’s employment agreement, he will continue to serve as the president and chief executive officer of Slavie Federal Savings Bank. The term of the agreement initially is two years; however, commencing on the first anniversary date of the agreement and continuing on each anniversary date thereafter, the disinterested members of the board of directors or a committee of disinterested directors will conduct an annual review of Mr. Logan’s performance for purposes of determining whether to extend the agreement an additional year such that the remaining term of the agreement shall again be two years. If the directors do not extend the agreement, then Mr. Logan’s employment agreement will terminate at the end of one year following such anniversary date. Mr. Logan’s employment also will terminate upon the events described below.

The agreement provides for an initial annual salary of $110,000, subject to annual increases as may be determined by the board of directors. In February 2005, the compensation committee of the board of directors increased Mr. Logan’s annual compensation, effective January 1, 2005, to $115,000 per year. Mr. Logan may receive an annual bonus to be determined by the compensation committee of the board of directors. In February 2005, the compensation committee of the board of directors determined that Mr. Logan was entitled to a bonus of $11,000 for service during 2004.

The agreement terminates upon Mr. Logan’s death, permanent disability, or by mutual written agreement. In addition, Mr. Logan may terminate the agreement for good reason as described in the agreement. Slavie Federal Savings Bank may terminate the agreement for certain events constituting cause as described in the agreement. Slavie Federal Savings Bank may also terminate the agreement at any time without cause provided that Slavie Federal Savings Bank provides sixty days prior written notice to Mr. Logan.

If Mr. Logan terminates the agreement for good reason, or if Slavie Federal Savings Bank terminates Mr. Logan’s employment without cause, Mr. Logan will receive severance pay for the remainder of the term as defined in the agreement equal to Mr. Logan’s current cash compensation. In addition, Slavie Federal Savings Bank will continue to maintain Mr. Logan’s health insurance coverage for the remainder of the term of the agreement.

If Mr. Logan is terminated without cause or terminates his employment for good reason in connection with or after a change in control, he is entitled, instead of the severance payment described above, to a single payment equal to 2.99 times his average annual compensation over the prior five years.

Pursuant to the employment agreement, a “change in control” will occur if:

•	any person or persons acting in concert acquires, whether by purchase, assignment, transfer, pledge or otherwise (including as a result of a redemption of securities), then outstanding voting securities of either Slavie Federal Savings Bank or SFSB, Inc., if, after the transaction, the acquiring person (or persons) owns, controls or holds with power to vote twenty-five percent (25%) or more of any class of voting securities of Slavie Federal Savings Bank or SFSB, Inc., as the case may be;

•	within any twelve-month period (beginning on or after the effective date of the employment agreement) the persons who were directors of either Slavie Federal Savings Bank or SFSB, Inc. immediately before the beginning of such twelve-month period (the “Incumbent Directors”) cease to constitute at least a majority of such board of directors; provided that any director who was not a director as of the effective date of the employment agreement will be deemed to be an Incumbent Director if that director was elected to such board of directors by, or on the recommendation of or with the approval of, at least two-thirds of the directors who then qualified as Incumbent Directors;

•	the stockholders of either Slavie Federal Savings Bank or SFSB, Inc. approve a reorganization, merger or consolidation with respect to which persons who were the stockholders of either Slavie Federal Savings Bank or SFSB, Inc., as the case may be, immediately prior to such reorganization, merger or consolidation do not, immediately thereafter, own more than fifty percent (50%) of the combined voting power entitled to vote in the election of directors of the reorganized, merged or consolidated company’s then outstanding voting securities; or

•	all or substantially all of the assets of Slavie Federal Savings Bank or SFSB, Inc. are sold, transferred or assigned to any third party.

A change in control shall not be deemed to have occurred: (1) after the completion of the initial public offering of the common stock of SFSB, Inc.; or (2) upon the conversion of Slavie Bancorp, MHC to stock form, or in connection with any reorganization used to effect such a conversion.

Mr. Wagner’s employment agreement states that he will continue to serve as the Senior Vice President and Chief Lending Officer of Slavie Federal Savings Bank. The agreement provides for an initial annual salary of $77,000, subject to annual increases as may be determined by the board of directors. In February 2005, the compensation committee of the board of directors increased Mr. Wagner’s annual compensation, effective January 1, 2005, to $80,000 per year. Mr. Wagner may receive an annual bonus to be determined by the compensation committee of the board of directors. In February 2005, the compensation committee of the board of directors determined that Mr. Wagner was entitled to an annual bonus of $7,700 for service during 2004. All of the other terms of Mr. Wagner’s employment agreement are identical to those in Mr. Logan’s employment agreement, except, if Mr. Wagner is terminated or terminates his employment for good reason in connection with or after a change in control, he is entitled to a single payment equal to 2.50 times his average annual compensation over the prior five years.

Mrs. Wittelsberger’s employment agreement states that she will continue to serve as a Vice President and the Chief Operating Officer of Slavie Federal Savings Bank. The agreement provides for an initial annual salary of $60,000, subject to annual increases as may be determined by the board of directors. In February 2005, the compensation committee of the board of directors increased Ms. Wittelsberger’s annual compensation, effective January 1, 2005, to $66,000 per year. Mr. Wittelsberger may receive an annual bonus to be determined by the compensation committee of the board of directors. In February 2005, the compensation committee of the board of directors determined that Ms. Wittelsberger was entitled to an annual bonus of $6,000 for service during 2004. All of the other terms of Mrs. Wittelsberger’s employment agreement are identical to those in Mr. Logan’s employment agreement, except, if Mrs. Wittelsberger is terminated or terminates her employment for good reason in connection with or after a change of control, she is entitled to a single payment equal to 2.00 times her average annual compensation over the prior five years.

PART III

Item 9. Directors, Executive Officers, Promoters, Control Persons; Compliance with Section 16(a) of the Exchange Act

Code of Ethics

SFSB, Inc.’s Board of Directors has adopted a code of ethics that applies to its principal executive officer, principal accounting officer or controller, or persons performing similar functions. That Code of Ethics for Senior Financial Officers has been posted on Slavie Federal Savings Bank’s internet website at www.slavie.com. A copy of the Code of Ethics for Senior Financial Officers is also included as an exhibit to this annual report.

The remaining information required by this Item 9 is incorporated by reference to the information appearing under the captions “Election of Directors,” “Board Meetings and Committees,” “Executive Compensation” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement for the 2005 Annual Meeting of Stockholders of SFSB, Inc.

Item 10. Executive Compensation

The information required by this Item 10 is incorporated by reference to the information appearing under the captions “Executive Compensation” and “Board Meetings and Committees” in the Proxy Statement for the 2005 Annual Meeting of Stockholders of SFSB, Inc.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 11 is incorporated by reference to the information appearing under the captions “Security Ownership of Management and Certain Security Holders” in the Proxy Statement for the 2005 Annual Meeting of Stockholders of SFSB, Inc.

Item 12. Certain Relationships and Related Transactions

The information required by this Item 12 is incorporated by reference to the information appearing under the captions “Certain Relationships and Related Transactions” in the Proxy Statement for the 2005 Annual Meeting of Stockholders of SFSB, Inc.

Item 13. Exhibits

Listed below are the financial statements and exhibits filed with or incorporated by reference into this report on Form 10-KSB:

(i) Financial Statements:

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Financial Condition as of December 31, 2004 and 2003

Consolidated Statements of Operations for the years ended December 31, 2004 and 2003

Consolidated Statements of Equity for the years ended December 31, 2004 and 2003

Consolidated Statements of Cash Flows For the years ended December 31, 2004 and 2003

Notes to Consolidated Financial Statements

(ii) Exhibits.

Exhibit No.	Description of Exhibits
2*	Slavie Federal Savings Bank Second Amended and Restated Plan of Reorganization from a Mutual Savings Bank to a Mutual Holding Company and Stock Issuance Plan

3.1*	Federal Stock Charter of SFSB, Inc.

3.2*	Bylaws of SFSB, Inc.

4*	Form of Common Stock certificate of SFSB, Inc.

10.1*	Form of Employee Stock Ownership Plan

10.2**	Loan Documents relating to Employee Stock Ownership Plan

10.3	Employment Agreement between Slavie Federal Savings Bank and Philip E. Logan

10.4	Employment Agreement between Slavie Federal Savings Bank and Charles E. Wagner, Jr.

10.5	Employment Agreement between Slavie Federal Savings Bank and Sophie T. Wittelsberger

10.6	Terms of Retirement Benefit Paid to Former President Roger Schueler

10.7*	Lease Agreement between Benefield Properties, LLC and Slavie Federal Savings Bank

13	2004 Annual Report to Stockholders

14	Code of Ethics for Senior Financial Officers

21	Subsidiaries of Registrant

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

The exhibits which are denominated with one asterisk (*) were previously filed by SFSB, Inc. as a part of, and are hereby incorporated by reference from, SFSB, Inc.’s Registration Statement on Form SB-2, as amended, under the Securities Act of 1933, Registration Number 333-119128.

The exhibit which is denominated with two asterisks (**) was previously filed by SFSB, Inc. as a part of (and as Exhibit Number 99.1), and is hereby incorporated by reference from, SFSB, Inc.’s Current Report on Form 8-K filed on January 5, 2005.

Note: Exhibits 10.3 through 10.6 relate to management contracts or compensatory plans or arrangements.

Item 14. Principal Accountant Fees and Services.

Audit and Non-Audit Fees

The following table presents fees for professional audit services rendered by Beard Miller Company LLP for the audit of SFSB, Inc.’s annual consolidated financial statements for the year ended December 31, 2004 and the audit of Slavie Federal Savings Bank’s annual consolidated financial statements for the year ended December 31, 2003, and fees billed for other services rendered by Beard Miller Company LLP during those periods.

	Year Ended December 31
	2004	2003
Audit Fees(1)	$94,500	$22,920
Audit Related Fees(2)	—	—
Tax Fees(3)	5,200	5,200
All Other Fees(4)	—	—
Total	$99,700	$28,120

(1)	Audit Fees consist of fees billed for professional services rendered for the audit of the SFSB, Inc.’s consolidated (or Slavie Federal Savings Bank’s) annual financial statements and review of the interim consolidated financial statements included in quarterly reports, and services that are normally provided by Beard Miller Company LLP in connection with statutory and regulatory filings or engagements. In 2004, these fees included costs affiliated with reviews and advisory services related to the stock offering.
(2)	Audit-Related Fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of SFSB, Inc.’s consolidated (or Slavie Federal Savings Bank’s) financial statements and are not reported under “Audit Fees.”
(3)	Tax Fees consist of fees billed for professional services rendered for federal and state tax compliance, tax advice and tax planning.
(4)	All Other Fees would normally consist of fees for services other than the services reported above.

Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services of Independent Auditor

Before the accountant is engaged by SFSB, Inc. or Slavie Federal Savings Bank to render any audit or non-audit services, the engagement is approved by SFSB, Inc.’s audit committee.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SFSB, INC.

Date : March 21, 2005
	By:	/s/ Philip E. Logan
Philip E. Logan
President, Chairman & CEO

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date
/s/ Philip E. Logan Philip E. Logan	President, CEO, Chairman and Principal Executive Officer; Director	March 21, 2005

/s/ Ronald W. Robinson Ronald W. Robinson	Chief Financial Officer, Treasurer, Principal Financial Officer and Principal Accounting Officer	March 21, 2005

/s/ Leonard M. Blight, Jr. Leonard M. Blight, Jr.	Director	March 21, 2005

/s/ J. Benson Brown J. Benson Brown	Director	March 21, 2005

/s/ Thomas J. Drechsler Thomas J. Drechsler	Director	March 21, 2005

/s/ Robert M. Stahl Robert M. Stahl	Director	March 21, 2005

/s/ James D. Wise James D. Wise	Director	March 21, 2005

/s/ Charles E. Wagner, Jr. Charles E. Wagner, Jr.	Senior Vice President and Secretary; Director	March 21, 2005

EXHIBIT INDEX

2*	Slavie Federal Savings Bank Second Amended and Restated Plan of Reorganization from a Mutual Savings Bank to a Mutual Holding Company and Stock Issuance Plan

3.1*	Federal Stock Charter of SFSB, Inc.

3.2*	Bylaws of SFSB, Inc.

4*	Form of Common Stock certificate of SFSB, Inc.

10.1*	Form of Employee Stock Ownership Plan

10.2**	Loan Documents relating to Employee Stock Ownership Plan

10.3	Employment Agreement between Slavie Federal Savings Bank and Philip E. Logan

10.4	Employment Agreement between Slavie Federal Savings Bank and Charles E. Wagner, Jr.

10.5	Employment Agreement between Slavie Federal Savings Bank and Sophie T. Wittelsberger

10.6	Terms of Retirement Benefit Paid to Former President Roger Schueler

10.7*	Lease Agreement between Benefield Properties, LLC and Slavie Federal Savings Bank

13	2004 Annual Report to Stockholders

14	Code of Ethics for Senior Financial Officers

21	Subsidiaries of Registrant

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

The exhibits which are denominated with one asterisk (*) were previously filed by SFSB, Inc. as a part of, and are hereby incorporated by reference from, SFSB, Inc.’s Registration Statement on Form SB-2, as amended, under the Securities Act of 1933, Registration Number 333-119128.

The exhibit which is denominated with two asterisks (**) was previously filed by SFSB, Inc. as a part of (and as Exhibit Number 99.1), and is hereby incorporated by reference from, SFSB, Inc.’s Current Report on Form 8-K filed on January 5, 2005.

Note: Exhibits 10.3 through 10.6 relate to management contracts or compensatory plans or arrangements.