Form 10QSB
period 2005-03-31
SFSB, Inc.
filed 2005-05-13
CIK 1303026

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005.

Commission file number: 000-51037

SFSB, INC.

(Exact name of small business issuer as specified in its charter)

United States	20-2077715
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

As of May 2, 2005, there were 2,975,625 shares of the issuer’s Common Stock, par value $0.01 per share, outstanding.

Transitional Small Business Disclosure Format (Check One):    Yes  ☐    No  ☒

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SFSB, Inc.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	Mar. 31, 2005	Dec 31, 2004
	(Unaudited)
ASSETS
Cash and due from banks	$769,775	$745,668
Federal funds sold	8,199,615	14,851,279

Cash and cash equivalents	8,969,390	15,596,947

Investment securities - available for sale	8,014,359	7,980,711
Investment securities - held to maturity	3,996,289	3,995,547
Mortgage backed securities - held to maturity	6,456,943	6,981,460
Loans receivable - net of allowance for loan losses of 2005 $433,00; 2004 $413,000	118,176,371	117,900,265
Federal Home Loan Bank of Atlanta stock, at cost	1,303,000	1,445,600
Premises and equipment, at cost, less accumulated depreciation	5,813,248	5,842,373
Accrued interest receivable	429,067	426,633
Other assets	251,509	263,863

Total assets	$153,410,176	$160,433,399

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits	$107,561,770	$109,711,368
Checks outstanding in excess of bank balance	388,897	627,445
Borrowings	21,500,000	26,500,000
Advance payments by borrowers for taxes and insurance	956,664	329,387
Other liabilities	309,852	645,098

Total liabilities	130,717,183	137,813,298

Commitments and Contingencies

Stockholders’ Equity
Preferred stock, no par value, 1,000,000 shares authorized, none issued and outstanding	—	—
Common stock, par value $.01, 9,000,000 shares authorized, 2,975,625 shares issued and outstanding at March 31, 2005 and December 31, 2004	29,756	29,756
Additional paid-in capital	12,680,100	12,680,644
Retained earnings (substantially restricted)	11,224,377	11,135,940
Unearned Employee Stock Ownership Plan shares	(1,166,300)	(1,166,300)
Accumulated other comprehensive loss	(74,940)	(59,939)

Total stockholders’ equity	22,692,993	22,620,101

Total liabilities and stockholders’ equity	$153,410,176	$160,433,399

See notes to consolidated financial statements.

SFSB, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended March 31,
	2005	2004
Interest and fees on loans	$1,588,072	$1,310,906
Interest and dividends on investment securities	96,231	81,077
Interest on mortgage backed securities	57,370	90,963
Other interest income	92,168	14,702

Total interest income	1,833,841	1,497,648

Interest on deposits	672,871	616,055
Interest on short-term borrowings	49,178	17,144
Interest on long-term borrowings	115,540	80,110
Other interest expense	19	20

Total interest expense	837,608	713,329

Net interest income	996,233	784,319
Provision for loan losses	19,570	12,000

Net interest income after provision for loan losses	976,663	772,319

Other Income
Rental income	31,400	21,546
Other income	17,550	17,557
Gain on sale of loans	1,163	—

Total other income	50,113	39,103

Non-Interest Expenses
Compensation and other related expenses	435,136	327,412
Occupancy expense	106,658	101,941
Advertising expense	39,010	53,189
Service bureau expense	41,108	37,088
Furniture, fixtures and equipment	54,234	54,735
Telephone, postage and delivery	20,525	23,303
Other expenses	191,868	116,801

Total non-interest expenses	888,539	714,469

Income before income tax provision	138,237	96,953
Income tax provision	49,800	39,100

Net income	$88,437	$57,853

Basic earnings per share	$0.03	N/A

See notes to consolidated financial statements.

SFSB, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended March 31,
	2005	2004
Net income	$88,437	$57,853
Net unrealized (loss) gain on securities available for sale during the period (net of taxes of $(9,439) and $6	(15,001)	9

Total Comprehensive Income	$73,436	$57,862

See notes to consolidated financial statements.

SFSB, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
	2005	2004
Cash Flows From Operating Activities
Net income	$88,437	$57,853
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities
Net amortization of premiums and discounts	5,945	7,495
Amortization of deferred loan fees	(19,470)	(24,515)
Provision for loan losses	19,570	12,000
Gain on sale of loans	(1,163)	—
Loans originated for sale	(155,000)	—
Proceeds from loans sold	156,163	—
Gain on ground rents	—	(1,000)
Provision for depreciation	44,213	46,248
Decrease in accrued interest receivable
and other assets	9,920	15,006
Increase(decrease) in accrued interest payable	21,596	(723)
Decrease in other liabilities	(326,351)	(5,042)

Net Cash (Used in) Provided by Operating Activities	(156,140)	107,322

Cash Flows from Investing Activities
Purchase of available for sale securities	(58,088)	(42,941)
Net increase in loans	(276,206)	(329,596)
Principal collected on mortgage backed securities	517,830	666,172
Purchase of Federal Home Loan Bank of Atlanta stock	(82,400)	(168,000)
Redemption of Federal Home Loan Bank of Atlanta stock	225,000	—
Purchases of premises and equipment	(15,088)	(28,642)

Net Cash Provided by Investing Activities	311,048	96,993

Cash Flows from Financing Activities
Net (decrease) increase in deposits	(2,171,194)	263,056
Decrease in checks outstanding in excess of bank balance	(238,548)	(538,932)
Repayment of borrowings	(5,000,000)	—
Increase in advance payments by borrowers for taxes and insurance	627,277	576,892

Net Cash (Used in) Provided by Financing Activities	(6,782,465)	301,016

(Decrease) increase in cash and cash equivalents	(6,627,557)	505,331
Cash and cash equivalents at beginning of year	15,596,947	3,497,626

Cash and cash equivalents at end of year	$8,969,390	$4,002,957

Supplemental Disclosures of Cash Flows Information:
Cash paid during the year for:
Income taxes	$125,000	$—
Interest	$816,012	$714,052

See notes to consolidated financial statements.

SFSB, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1 – Principles of Consolidation

The consolidated financial statements include the accounts of SFSB, Inc. (“the Company”), its wholly-owned subsidiary, Slavie Federal Savings Bank (“the Bank”) and the Bank’s wholly-owned subsidiaries, Slavie Holdings, LLC (“Holdings”) and Slavie Financial Services, LLC. The accompanying consolidated financial statements include the accounts and transactions of these companies on a consolidated basis since inception. All intercompany transactions have been eliminated in the consolidated financial statements.

On December 30, 2004, the Bank reorganized from a federally chartered mutual savings bank to a federally chartered stock savings bank. Simultaneously, the Bank consummated the formation of a new holding company, SFSB, Inc. Also simultaneously, a mutual holding company was formed, Slavie Bancorp, MHC. In connection with the reorganization, the Company issued 2,975,625 shares of its common stock. A majority of that stock (1,636,594 shares) was issued to Slavie Bancorp, MHC. The remainder was sold and issued to depositors of the Bank and the Employee Stock Ownership Plan for a total price of $13,390,310. Costs associated with the conversion, totaling $679,910 were deducted from the sale proceeds. Prior to the consummation of the reorganization, the Company had no assets or liabilities. Accordingly, the Company’s financial statements consist of those of the Bank for periods prior to December 30, 2004.

Note 2 – Business

The Company’s primary business is the ownership and operation of the Bank. The Bank’s primary business activity is the acceptance of deposits from the general public and the use of the proceeds for investments and loan originations. The Bank is subject to competition from other financial institutions. The Bank is subject to the regulations of certain federal agencies and undergoes periodic examinations by those regulatory authorities.

Holdings, formed on August 18, 1999 as a Maryland limited liability company, was created to acquire and manage certain real property located at 1614 Churchville Road, Bel Air, Maryland. This property includes the main office and corporate headquarters of the Bank. In addition, the property houses mixed use office space which is available for lease. As of March 31, 2005, approximately 81% of the available space to non-affiliated tenants was leased. During the year ended December 31, 2004, the Company dissolved its subsidiary, Slavie Financial Services, LLC.

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

The foregoing consolidated financial statements are unaudited; but in the opinion of management include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation thereof. The balances as of December 31, 2004 have been derived from the audited consolidated financial statements. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in SFSB, Inc.’s Annual Report on Form 10-KSB. The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the full year.

Note 4 – Earnings Per Share

The Company currently has a simple capital structure. Basic earnings per share for the three months ended March 31, 2005 is computed by dividing net income by the weighted average number of common shares outstanding of 2,859,967 for the period. Unearned Employee Stock Ownership Plan (ESOP) shares are not included in outstanding shares. Earnings per share does not apply to March 31, 2004 since the company was not a stock company at that time.

Note 5 – Regulatory Capital Requirements

At March 31, 2005, the Bank met each of the three minimum regulatory capital requirements. The following table summarizes the Bank’s regulatory capital position at March 31, 2005.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provision
March 31, 2005 (Unaudited)	Amount	%	Amount	%	Amount	%
Tangible (1)	$16,360,168	10.64%	$2,305,946	1.50%	N/A	N/A
Tier I capital (2)	16,360,168	20.89%	N/A	N/A	$4,698,554	6.00%
Core (leverage) (1)	16,360,168	10.64%	6,149,188	4.00%	7,686,486	5.00%
Risk-weighted (2)	16,793,168	21.44%	6,264,739	8.00%	7,830,924	10.00%

(1)	To adjusted total assets.
(2)	To risk-weighted assets.

Note 6 - Recent Accounting Pronouncements

In December, 2004, the Financial Accounting Standards Board (FASB) issued SFAS 123R, “Share-Based Payment” (“SFAS 123R”). This revised standard addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either equity instruments of the company or that are based on a fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. Under the new standard, companies will no longer be able to account for share-based compensation transactions using the intrinsic method in accordance with APB 25. Instead, companies will be required to account for such transactions using a fair-value method and recognize the expense in the consolidated statement of income. For SFSB, Inc., SFAS 123R will be effective for annual periods beginning after December 15, 2005. The Company will adopt this standard in 2006. The Company is in the process of assessing the impact of the pronouncement’s requirements on its financial statements.

On March 31, 2004, the Financial Accounting Standards Board ratified Emerging Issues Task Force Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”(“EITF 03-1”), which provides guidance on recognizing other-than-temporary impairments on certain investments. EITF 03-1 is effective for other-than temporary impairment evaluations for investments accounted for under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” as well as non-marketable equity securities accounted for under the cost method for reporting periods beginning after June 15, 2004. On September 30, 2004, the FASB directed the FASB staff to delay the effective date for the measurement and recognition guidance contained in paragraphs 10-20 of EITF 03-01. This delay will be superseded concurrent with the final issuance of EITF 03-01a. During the delay, the Company continues to apply the relevant “other-than temporary” guidance under SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities.”

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

SFSB, Inc. (the “Company”) had not been organized as of March 31, 2004. References to “we” or “our” with respect to the three months ended March 31, 2004 refers to Slavie Federal Savings Bank (the “Bank”).

Overview

The Company’s growth from prior periods resulted in improved operating results during the three month period ended March 31, 2005 as compared to the same period in the prior year. As we look ahead at the remainder of the year, our loan pipeline remains steady and the economic conditions in the communities in which we operate remain solid. As a result, we anticipate that our loans and deposits will grow and we will continue to realize improved earnings over the prior year.

Key measurements and events for the three-month period ended March 31, 2005 include the following:

•	Total assets at March 31, 2005 decreased by 4.38% to $153,410,176 as compared to $160,433,399 as of December 31, 2004.

•	Net loans outstanding increased by 0.23% from $117,900,265 as of December 31, 2004 to $118,176,371 as of March 31, 2005.

•	Nonperforming loans at March 31, 2005 totaled $1,273,867. Nonaccrual loans totaled $193,684 and loans over ninety days and still accruing totaled $1,080,183. We believe an appropriate allowance for loan losses continues to be maintained.

•	Deposits at March 31, 2005 were $107,561,770, a decrease of $2,149,598 or 1.96% from $109,711,368 at December 31, 2004.

•	SFSB, Inc. realized net income of $88,437 for the three-month period ended March 31, 2005. This compares to net income of $57,853 for the three-month period ended March 31, 2004.

•	Net interest income, our main source of income, was $996,233 during the three-month period ended March 31, 2005 compared to $784,319 for the same period in 2004. This represents an increase of 27.02% for the three-months ended March 31, 2005 as compared to the same period in 2004.

•	We had no loan charge-offs during the three month periods ending March 31, 2005 or March 31, 2004.

•	Non-interest income increased by $11,010, or 28.16%, for the three-month period ended March 31, 2005, as compared to the three-month period ended March 31, 2004.

•	Non-interest expenses increased by $174,070 or 24.36%, for the three-month period ended March 31, 2005, as compared to the same period ended March 31, 2004.

Assets declined during the first three months of 2005 primarily because we repaid $5,000,000 of borrowings and returned $1,452,720 of funds deposited with us by potential purchasers in the stock offering whose subscription funds were returned in January 2005. Loan growth was flat during the first three months of 2005 because we were unable for most of the quarter to advertise our mortgage rates in the rate chart advertisement of our local newspaper due to a contractual dispute between the newspaper and the marketing company that sells the advertisements. The dispute was resolved in the last week of March and our rates again appear in the advertisement. We anticipate improved loan growth during the second quarter.

The $1,080,183 of accruing loans more than ninety days past due related to one loan. The loan is an acquisition and development loan in which we hold an approximately 20% participation. Because we believe that collection of all principal and interest on this loan is probable, we continue to accrue interest on this loan.

A detailed discussion of the factors leading to these changes can be found in the discussion below.

Critical Accounting Policies

The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America or GAAP, and follow general practices within the industry in which we operate. Application of these principles requires management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions, and judgments are based on information available as of the date of the financial statements; accordingly, as this information changes, the financial statements could reflect different estimates, assumptions, and judgments. Certain policies inherently have a greater reliance on the use of estimates, assumptions, and judgments and as such have a greater possibility of producing results that could be materially different than originally reported. Estimates, assumptions, and judgments are necessary when assets and liabilities are required to be recorded at fair value, when a decline in the value of an asset not carried on the financial statements at fair value warrants an impairment write-down or valuation allowance to be established, or when an asset or liability needs to be recorded contingent upon a future event. Carrying assets and liabilities at fair value inherently results in more financial statement volatility. The fair values and the information used to record valuation adjustments for certain assets and liabilities are based either on quoted market prices or are provided by other third-party sources, when available.

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

Changes in allowance factors or in management’s interpretation of those factors will have a direct impact on the amount of the provision, and a corresponding effect on income and assets. Also, errors in management’s perception and assessment of the allowance factors could result in the allowance not being adequate to cover losses in the portfolio, and may result in additional provisions or charge-offs, which would adversely affect income and capital. For additional information regarding the allowance for loan losses, see “Results of Operations for the Three Months Ended March 31, 2005 and 2004 -Provision for Loan Losses and Analysis of Allowance for Loan Losses.”

Results of Operations for the Three Months Ended March 31, 2005 and 2004

General. Net income increased $30,584, to $88,437 for the three months ended March 31, 2005 compared to $57,853 for the same period in the prior year. The increase was due primarily to a $211,914 increase in net interest income, offset by a $174,070 increase in non-interest expense.

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

	Three Months Ended March 31, 2005				Three Months Ended March 31, 2004
	Average Outstanding Balance	Interest Earned/ Paid		Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid		Yield/ Rate
	(Dollars In Thousands)
Interest-earning assets:
Loans receivable(1)	$118,550	$1,588		5.36%	$93,362	$1,311		5.62%
Mortgage-backed securities	6,623	58		3.50	9,813	91		3.71
Investment securities (available for sale)	8,002	58		2.90	7,873	43		2.18
Investment securities (held to maturity)	3,996	38		3.80	3,993	38		3.81
Other interest-earning assets	13,038	92		2.82	4,062	15		1.48

Total interest-earning assets	150,209	1,834		4.88%	119,103	1,498		5.03%
Non-interest earning assets	7,158				7,506

Total assets	$157,367				$126,609

Interest-bearing liabilities:
Savings deposits	$37,614	116		1.23%	$29,848	71		0.95%
Demand and NOW accounts	2,315	5		0.86	2,019	3		0.59
Certificates of deposit	67,621	552		3.27	65,988	542		3.28
Escrows	12	—		—	12	—		—
Borrowings	24,833	165		2.66	16,500	97		2.35

Total interest-bearing liabilities	132,395	838		2.53%	114,367	713		2.49%
Non-interest bearing liabilities	2,282				1,279

Total liabilities	134,677				115,646
Total equity(2)	22,690				10,963

Total liabilities and equity	$157,367				$126,609

Net interest income		$996				$785

Interest rate spread(3)				2.35%				2.54%

Net interest-earning assets	$17,814				$4,736

Net interest margin(4)				2.65%				2.64%

Ratio of interest earning assets to interest bearing liabilities		1.13	x			1.04	x

(1)	Loans receivable are net of the allowance for loan losses.
(2)	Total equity includes retained earnings and accumulated other comprehensive income (loss).
(3)	Net interest rate spread represents the difference between the average yield on interest earning assets and the average cost of interest bearing liabilities.
(4)	Net interest margin represents net interest income as a percentage of average interest earning assets.

Net Interest Income.

Net interest income increased $211,914, or 27.02%, to $996,233 for the three months ended March 31, 2005 from $784,319 for the three months ended March 31, 2004. The increase was due primarily to an increase of $31,105,789, or 26.12%, in average interest earning assets to $150,208,924 from $119,103,135, partially offset by an increase of $18,030,687, or 15.77%, in average interest bearing liabilities to $132,395,396 from $114,366,699. The increase was also offset by a decrease of 15 basis points in the yield of interest earning assets from 5.03% to 4.88% and a four basis point increase in the cost of our interest bearing liabilities. Our interest rate spread declined to 2.35% from 2.54% as a result of these basis point changes. Our net interest margin increased to 2.65% from 2.64%, due to interest earning assets growing at a faster rate than interest bearing liabilities. The ratio of interest earning assets to interest bearing liabilities improved to 1.13 times for the three months ended March 31, 2005 from 1.04 times for 2004.

Interest Income.

Interest income increased by $336,193, or 22.45%, to $1,833,841 for the three months ended March 31, 2005, from $1,497,648 for the three months ended March 31, 2004. The increase in interest income resulted primarily from increases of $277,166, or 21.14%, in interest and fee income from loans and $77,466, or 526.91%, in interest income from other interest earning assets (primarily consisting of interest earned on federal funds sold and Federal Home Loan Bank Stock), partially offset by a decrease of $33,593, or 36.93%, in interest income from mortgage backed securities.

The increase in interest income reflected a $31,105,789, or 26.12% increase in the average balance of interest-earning assets to $150,208,924 from $119,103,135, partially offset by a 15 basis point decrease in the average yield on interest-earning assets to 4.88% for the three months ended March 31, 2005 from 5.03% for the three months ended March 31, 2004. The average yield declined because long term interest rates generally declined throughout the second part of 2004, and we made a large number of long-term fixed rate mortgage loans during that period.

The increase in interest income and fees on loans was due to a $25,187,438, or 26.98% increase in average net loans receivable, from $93,362,648 to $118,550,086, offset by a 26 basis point decrease in average yield on net loans receivable.

The increase in interest income from other interest earning assets was due to an $8,975,873, or 220.98% increase in average other interest earning assets, from $4,061,827 to $13,037,700, and a 134 basis point increase in the average yield on these assets (as a result of increases in short term market interest rates). Other interest earning assets increased primarily as a result of the additional capital received from the stock offering.

Interest Expense.

Interest expense, which consists of interest paid on deposits and borrowings, increased by $124,279, or 17.42%, to $837,608 for the three months ended March 31, 2005 from $713,329 for the three months ended March 31, 2004. The increase in interest expense resulted from an increase in the average balance and average cost of interest-bearing liabilities. The average balance of deposits increased to $107,549,937 from $97,854,298 The average cost of borrowings increased by 31 basis points as a result of longer term borrowing at higher interest rates and the average balance of borrowings increased to $24,833,333 from $16,500,000.

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

Based on our evaluation of these factors, management made a provision of $19,570 and $12,000 for the three months ended March 31, 2005 and March 31, 2004. We had no charge-offs during the three-month periods ended March 31, 2005 and March 31, 2004. We used the same methodology and generally similar assumptions in assessing the allowance for these periods.

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

The allowance for loan losses totaled $433,000, or 0.36% of gross loans outstanding of $118,891,285 at March 31, 2005, compared to an allowance for loan losses of $375,189, or 0.40% of gross loans outstanding of $94,894,129 at March 31, 2004.

The following table summarizes the activity in the provision for loan losses for the three months ended March 31, 2005 and 2004.

	Three Months Ended March 31,
	2005	2004
	(Dollars in Thousands)
Balance at beginning of period	$413	$362

Charge-offs	—	—
Recoveries	—	1

Net charge-offs	—	1
Provision for loan losses	20	12

Ending balance	$433	$375

Ratio of net charge-offs (recoveries) during the period to average loans outstanding, net, during the period	—	—

Ratio of allowance of loan losses to total loans outstanding	0.36%	0.40%

Allowance for loan losses as a percent of total non-performing loans	33.99%	275.09%

Other Income.

Historically, our non-interest income has been relatively modest and one of our strategic initiatives is to increase our non-interest income. Non-interest income increased $11,010, or 28.16%, to $50,113 for the three months ended March 31, 2005, as compared to $39,103 for the three months ended March 31, 2004. The primary reason for the increase in non-interest income was a $9,854 increase in rental income from our headquarters building. Rental income increased because more of the leaseable space in our headquarters building was leased during the first quarter of 2005 as compared to the first quarter of 2004. As of March 31, 2005, we leased 81% of the total leaseable space in our headquarters building. During the first quarter, we discussed possibly utilizing the remaining space for future expansion and have ceased actively attempting to lease the remaining 19% of the space available in the building until we finalize our decision.

Non-interest Expense.

Non-interest expense was $888,539 for the three months ended March 31, 2005 as compared to $714,469 for the three months ended March 31, 2004, an increase of $174,070, or 24.36%. The increase was due primarily to a $107,724 increase in compensation and related expenses and an increase of $75,067 in other expenses, consisting primarily of network support and maintenance, professional services, office supplies and a robbery loss. The increase in compensation and related expenses reflected, among other items, the hiring of a residential loan officer in March 2004 and a commercial lender in April 2004 and the accrual of ESOP expense of $14,036 in the current quarter (none in 2004). Much of the increase in professional services expenses is directly related to being a public company.

Income Tax Expense.

The provision for income taxes increased to $49,800 for the three months ended March 31, 2005 from $39,100 for the three months ended March 31, 2004, representing an increase of $10,700. The increase in the provision for income taxes was primarily due to our higher level of income before taxes of $138,237 for the three months ended March 31, 2005, as compared to $96,953 for the three months ended March 31, 2004.

Analysis of Financial Condition

Assets.

General.

Our total assets decreased by $7,023,223 or 4.38%, to $153,410,176 at March 31, 2005, from $160,433,399 at December 31, 2004. The decrease in total assets resulted primarily from a $6,627,557, or 42.49 % decrease in cash and cash equivalents, from $15,596,947 at December 31, 2004 to $8,969,390 at March 31, 2005, and a $524,517, or 7.51% decrease in mortgage backed securities-held to maturity. These decreases were offset slightly by a $276,106, or 0.23% increase in net loans receivable, from $117,900,265 at December 31, 2004 to $118,176,371 at March 31, 2005.

Cash and cash equivalents declined primarily because we repaid $5,000,000 of borrowings and returned $1,452,720 of funds deposited with us by potential purchasers in the stock offering whose subscription funds were returned in January 2005.

Investment Securities.

The investment portfolio at March 31, 2005 amounted to $18,467,591, a decrease of $490,127, or 2.59%, from $18,957,718 at December 31, 2004. Investment securities – available for sale, increased $33,648, or 0.42%, to $8,014,359 at March 31, 2005 from $7,980,711 at December 31, 2004, primarily as a result of dividends credited to the account. Mortgage backed securities – held to maturity, decreased $524,517, or 7.51%, to $6,456,943 at March 31, 2005 from $6,981,460 at December 31, 2004, as a result of principal repayments.

The carrying value of available for sale securities includes a net unrealized loss of $122,092 at March 31, 2005 (reflected as accumulated other comprehensive loss of $74,940 in equity after deferred taxes) as compared to a net unrealized loss of $97,652 ($59,939 net of taxes) as of December 31, 2004. In general, this increase in unrealized loss was a result of rising interest rates.

Loan Portfolio.

Loans receivable, net, increased $276,106, or 0.23%, to $118,176,371 at March 31, 2005 from $117,900,265 at December 31, 2004. The commercial loan portfolio increased $1,662,505, or 37.40%, to $6,108,207 at March 31, 2005 from $4,445,702 at March 31, 2004. One-to-four family residential loans decreased $1,270,979, or 1.21% to $103,583,548 at March 31, 2005 from $104,854,527 at December 31, 2004. Our loan customers are generally located in Baltimore City, Baltimore County and Harford County, Maryland.

Asset Quality.

Loans are reviewed on a regular basis and are generally placed on non-accrual status when they become more than 90 days delinquent. When we classify a loan as non-accrual, we no longer accrue interest on such loan and reversing any interest previously accrued but not collected. Typically, payments received on a non-accrual loan are applied to the outstanding principal and interest as determined at the time of collection of the loan. We return a non-accrual loan to accrual status when factors indicating doubtful collection no longer exist and the loan has been brought current.

We consider repossessed assets and loans that are 90 days or more past due to be non-performing assets. Real estate and other assets that we acquire as a result of foreclosure or by deed-in-lieu of foreclosure or repossession on collateral-dependent loans are classified as real estate owned or other repossessed assets until sold. Such assets are recorded at foreclosure or other repossession and updated quarterly at the lower of cost or estimated fair value less estimated selling costs. Any portion of the outstanding loan balance in excess of fair value is charged off against the allowance for loan losses. If, upon ultimate disposition of the property, net sales proceeds exceed the net carrying value of the property, a gain on sale of real estate or other assets is recorded. We did not have any real estate owned or other repossessed assets at March 31, 2005 or December 31, 2004.

Under current accounting guidelines, a loan is defined as impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due under the contractual terms of the loan agreement. We consider one- to four-family mortgage loans and consumer installment loans to be homogeneous and, therefore, do not separately evaluate them for impairment. All other loans are evaluated for impairment on an individual basis. At March 31, 2005 and December 31, 2004, we had no loans that were considered impaired.

Non-accrual loans totaled $193,864, or 0.16% of net loans receivable at March 31, 2005 and $365,233, or 0.31% of net loans receivable at December 31, 2004. All of these loans were one-to-four family residential loans.

Accruing loans which were contractually passed due 90 days or more as to principal or interest payments totaled $1,080,183 or 0.91% of net loans receivable at March 31, 2005 and $0 at December 31, 2004. This amount relates to a commercial real estate acquisition and development loan in which we hold an approximately 20% participation. Although we had previously reported in our annual report on Form 10-KSB that the loan would become a non-accrual loan in the first quarter, we have continued to accrue interest on this loan because we believe that collection of all principal and interest on this loan is probable. We expect that a national homebuilder will purchase the property to build residential units as soon as the borrower develops the property to “record plat,” at which time the loan will be paid in full. We expect the project to be complete by the end of the year.

Other than as disclosed, there are no other loans at March 31, 2005 about which management has serious doubts concerning the ability of the borrowers to comply with the present loan repayment terms.

General.

Total liabilities decreased by $7,096,115, or 5.15%, to $130,717,183 at March 31, 2005, from $137,813,298 at December 31, 2004. The decrease in total liabilities resulted from a $2,149,598, or 1.96% decrease in deposits and a $5,000,000, or 18.87% decrease in borrowings, offset slightly by a $627,277, or 190.44% increase in advance payments by borrowers for taxes and insurance. Advance payments by borrowers for taxes and insurance increased because the semi-annual taxes for June, 2005 had not been paid as of March 31, 2005.

Deposits.

Deposits decreased $2,149,598, or 1.96%, to $107,561,770 at March 31, 2005 from $109,711,368 at December 31, 2004. Most of the decline in deposits was in savings and money market deposits, which decreased by $1,937,417 to $36,248,582 at March 31, 2005 from 38,185,999 at December 31, 2004, and demand and NOW accounts, which decreased by $1,151,738 to $2,886,712 at March 31, 2005 from $4,038,450 at December 31, 2004. These losses were partially offset by a gain in certificates of deposit of $939,557 to $68,426,476 at March 31, 2005 from $67,486, 919 at December 31, 2004. We believe that, as savings deposit rates are beginning to rise, some customers are moving funds into higher-yielding investments, thus accounting for the increase in certificates of deposits. The decrease in savings and money market deposits reflects $1,452,720 of funds deposited with us during the fourth quarter of 2004 by potential purchasers in our stock offering, whose subscription funds were returned to them in January, 2005.

Borrowings.

At March 31, 2005, we were permitted to borrow up to $65,000,000 from the Federal Home Loan Bank of Atlanta. We had $21,500,000 and $26,500,000 of Federal Home Loan Bank advances as of March 31, 2005 and December 31, 2004, respectively, and we averaged $24,833,333 and $23,916,667 of Federal Home Loan Bank advances during the three months ended March 31, 2005 and the year ended December 31, 2004, respectively. The decrease in borrowings reflects the repayment of a maturing $5,000,000 advance in March, 2005. We have relied on borrowing to a significant extent since the third quarter of 2003 to fund loan growth.

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

Our most liquid assets are cash and cash equivalents. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At March 31, 2005, cash and cash equivalents totaled $8,969,390. Securities classified as available-for-sale, which can provide additional sources of liquidity, totaled $8,014,359 at March 31, 2005. However, because all of these securities were in an unrealized loss position at March 31, 2005, and because management has the intent and ability to hold these securities until recovery or maturity, management does not consider these securities as a source of liquidity at March 31, 2005. Also, at March 31, 2005, we had advances outstanding of $21,500,000 from the Federal Home Loan Bank of Atlanta. On that date, we had the ability to borrow an additional $43,500,000.

At March 31, 2005, we had outstanding commitments to originate loans of $2,124,585 (excluding the undisbursed portions of loans). These commitments do not necessarily represent future cash requirements since certain of these instruments may expire without being funded. We also extend lines of credit to customers, primarily home equity lines of credit. The borrower is able to draw on these lines as needed, thus the funding is generally unpredictable. Unused home equity lines of credit amounted to $4,055,123 at March 31, 2005. Since the majority of unused lines of credit expire without being funded, it is anticipated that our obligation to fund the above commitment amount will be substantially less than the amounts reported.

Certificates of deposit accounts scheduled to mature within one year totaled $30,455,201 or 28.31% of total deposits at March 31, 2005. Management believes that the large percentage of deposits in shorter-term certificates of deposit reflects customers’ hesitancy to invest their funds in long-term certificates of deposit in the current low interest rate environment. If these deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and/or additional borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before March 31, 2006. We believe, however, based on past experience, that a significant portion of our certificates of deposit will remain with us. We believe we have the ability to attract and retain deposits by adjusting the interest rates offered.

The following table presents certain of our contractual obligations as of March 31, 2005.

	Total	Less than One Year	One to Three Years	Three to Five Years	More than Five Years
	(In Thousands)
Contractual Obligations
Long and short-term debt obligations	$21,500,000	$10,000,000	$5,000,000	$1,500,000	$5,000,000
Certificate of deposit maturities	68,426,476	30,455,201	24,692,714	13,278,561	—
Leases	28,341	26,153	2,188	—	—

Total	$89,954,817	$40,481,354	$29,694,902	$14,778,561	$5,000,000

Our borrowings are with the Federal Home Loan Bank of Atlanta and are secured by Federal Home Loan Bank of Atlanta stock that we own and a blanket lien on mortgages. Borrowings at March 31, 2005 consisted of $10,000,000 of short term fixed rate advances with interest rates ranging from 2.08% to 2.43% and $11,500,000 of long term fixed rate advances with rates ranging from 2.83% to 4.90%.

Our primary investing activity is the origination of loans, primarily one- to four-family residential mortgage loans, and the purchase of securities. Our primary financing activity consists of activity in deposit accounts and Federal Home Loan Bank of Atlanta advances. Asset growth has outpaced deposit growth over the past 15-18 months and the increased liquidity needed to fund the asset growth has been provided through increased Federal Home Loan Bank borrowings. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors and other factors. We generally manage the pricing of our deposits to be competitive.

We are not aware of any known trends, events or uncertainties that will have or are reasonably likely to have a material effect on our liquidity, capital or operations, nor are we aware of any current recommendation by regulatory authorities, which if implemented, would have a material effect on liquidity, capital or operations.

Stockholders’ Equity

Total stockholders’ equity increased $72,892, or 0.32%, to $22,692,993 at March 31, 2005 from $22,620,101 at December 31, 2004 as a result of net income of $88,437, partially offset by a $15,001 increase in accumulated other comprehensive loss (resulting from unrealized losses on investments available for sale, net of tax). We are considered “well capitalized” under the risk-based capital guidelines applicable to us.

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

Financial Instruments Whose Contract Amount Represents Credit Risk	Contract Amount At
	March 31, 2005	December 31, 2004
Lines of credit-home equity	$4,055,123	$3,602,774
Lines of credit-overdraft checking	28,492	13,523
Mortgage loan commitments	2,124,585	2,428,520

Lines of credit-home equity are lines of credit secured by second deeds of trust on residential real estate. They have fixed expiration dates as long as there is no violation of any condition established in the contract. We evaluate each customer’s credit worthiness on a case-by-case basis.

The Bank’s outstanding commitments to make mortgages are at fixed rates ranging from 4.75% to 6.25% and 4.875% to 5.75% at March 31, 2005 and December 31, 2004, respectively. Loan commitments expire 60 days from the date of the commitment.

For the three months ended March 31, 2005, we engaged in no off-balance-sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

Our goals, objectives, expectations and intentions, including statements regarding profitability, growth and operating strategy, liquidity, asset quality of our loan and investment portfolio, the allowance for loan losses, interest rate sensitivity, liquidity management, market risk and financial and other goals are forward looking. These statements are based on our beliefs, assumptions and on information available to us as of the date of this filing, and involve risks and uncertainties. These risks and uncertainties include, among others, those discussed in this Quarterly Report on Form 10-QSB; the effect of rising interest rates on our profits and asset values; risks related to our intended increased focus on commercial real estate and commercial business loans; our limited recognition and reputation in our markets; adverse economic conditions in our market area; the dependence on key personnel; competitive factors within our market area; the effect of developments in technology on our business; adverse changes in the overall national economy as well as adverse economic conditions in our specific market area; adequacy of the allowance for loan losses; expenses as a result of our stock benefit plans; and changes in regulatory requirements and/or restrictive banking legislation.

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

In addition, there were no changes in SFSB, Inc.’s or Slavie Federal Savings Bank’s internal controls over financial reporting (as defined in Rule 13a-15 or Rule 15d-15) under the Securities Act of 1934, as amended) during the quarter ended March 31, 2005, that have materially affected, or are reasonably likely to materially affect, SFSB, Inc.’s or Slavie Federal Savings Bank’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Submission of Matters to a Vote of Securities Holders.

Not applicable.

Item 5. Other Information.

Director Compensation Policy.

On February 7, 2005, the Board of Directors of SFSB, Inc. and Slavie Federal Savings Bank adopted a formal Director Compensation Policy. Under the Director Compensation Policy, the directors of Slavie Federal Savings Bank, including directors who are officers of SFSB, Inc. or Slavie Federal Savings Bank are entitled to cash remuneration for serving as a director as follows:

Each director, including employee directors, shall receive $700 for each regular meeting and the annual meeting, $75 for each quarterly meeting and an amount determined by the board of directors for special meetings. All directors are also eligible for an annual bonus, which shall be awarded at the discretion of the board of directors. In addition, each non-employee director shall be paid $200 for the first hour of each committee meeting attended, and $50 for each additional half-hour with a $700 maximum fee per committee meeting. Members of the loan committee shall also receive a monthly fee of $50. Directors shall be paid for two excused absences from board and committee meetings. Directors shall only paid for additional absences if the absence is for a medical reason.

The board of directors or the compensation committee of the board of directors of Slavie Federal Savings Bank may also authorize discretionary payments to one or more Directors or the entire Board of Directors as a result of outstanding service.

All directors of SFSB, Inc. and Slavie Federal Savings Bank are entitled to reimbursement for reasonable expenses incurred on behalf of SFSB, Inc. and Slavie Federal Savings Bank.

The Secretary of Slavie Federal Savings Bank, in addition to any fees such person may receive as a director, shall be compensated $150.00 for each regular, annual and special board meeting attended and $75.00 for each quarterly meeting.

The Director Compensation Policy provides that unless and until SFSB, Inc. becomes actively involved in additional businesses other than owning all the capital stock of Slavie Federal Savings Bank, no separate cash compensation will be paid to the directors of SFSB, Inc. in addition to that paid to them by Slavie Federal Savings Bank in their capacities as directors of Slavie Federal Savings Bank. SFSB, Inc. may determine in the future that such separate cash compensation is appropriate.

The Director Compensation Policy provides that the policy may be changed from time to time.

Item 6. Exhibits.

10.1	SFSB, Inc. and Slavie Federal Savings Bank Director Compensation Policy

10.2	Amendment to Employment Agreement between Slavie Federal Savings Bank and Philip E. Logan – Increase in Annual Salary and Bonus for 2004 Service

10.3	Amendment to Employment Agreement between Slavie Federal Savings Bank and Charles E. Wagner, Jr. – Increase in Annual Salary, Bonus for 2004 Service and Compensation for Service as Secretary

10.4	Amendment to Employment Agreement between Slavie Federal Savings Bank and Sophie T. Wittelsberger – Increase in Annual Salary and Bonus for 2004 Service

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SFSB, Inc.

Date: May 12, 2005	By:	/s/ Philip E. Logan
Philip E. Logan, President
(Principal Executive Officer)

Date: May 12, 2005	By:	/s/ Ronald W. Robinson
Ronald W. Robinson, Chief Financial Officer
(Principal Accounting and Financial Officer)