Form 10QSB
period 2005-06-30
SFSB, Inc.
filed 2005-08-15
CIK 1303026

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005.

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

At August 12, 2005, there were 2,975,625 shares of the issuer’s Common Stock, par value $0.01 per share, outstanding.

Transitional Small Business Disclosure Format (Check One):    Yes  ☐    No  ☒

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SFSB, Inc.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	June 30, 2005	December 31, 2004
	(Unaudited)	(Audited)
ASSETS
Cash and due from banks	$867,069	$745,668
Federal funds sold	3,643,418	14,851,279

Cash and cash equivalents	4,510,487	15,596,947

Investment securities - available for sale	8,048,231	7,980,711
Investment securities - held to maturity	3,997,031	3,995,547
Mortgage backed securities - held to maturity	5,824,995	6,981,460
Loans receivable - net of allowance for loan losses of 2005 $446,650; 2004 $413,000	126,638,700	117,900,265
Federal Home Loan Bank of Atlanta stock at cost	1,303,000	1,445,600
Premises and equipment, at cost, less accumulated depreciation	5,782,095	5,842,373
Accrued interest receivable	507,303	426,633
Other assets	246,320	263,863

Total assets	$156,858,162	$160,433,399

LIABILITIES AND EQUITY

Liabilities
Deposits	$108,920,321	$109,711,368
Checks outstanding in excess of bank balance	1,667,141	627,445
Borrowings	21,500,000	26,500,000
Advance payments by borrowers for taxes and insurance	1,613,243	329,387
Other liabilities	355,235	645,098

Total liabilities	134,055,940	137,813,298

Commitments and Contingencies

Stockholders’ Equity
Preferred stock, no par value, 1,000,000 shares authorized, none issued and outstanding	—	—
Common stock, par value $.01, 9,000,000 shares authorized, 2,975,625 shares issued and outstanding at June 30, 2005 and December 31, 2004	29,756	29,756
Additional paid-in capital	12,678,404	12,680,644
Retained earnings (substantially restricted)	11,326,308	11,135,940
Unearned Employee Stock Ownership Plan shares	(1,137,140)	(1,166,300)
Accumulated other comprehensive loss	(95,106)	(59,939)

Total stockholders’ equity	22,802,222	22,620,101

Total liabilities and stockholders’ equity	$156,858,162	$160,433,399

See notes to consolidated financial statements.

SFSB, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Interest and fees on loans	$1,660,220	$1,351,827	$3,248,292	$2,662,733
Interest and dividends on investment securities	104,870	81,985	201,101	163,062
Interest on mortgage backed securities	53,552	70,291	110,922	161,254
Other interest income	53,036	16,174	145,204	30,876

Total interest income	1,871,678	1,520,277	3,705,519	3,017,925

Interest on deposits	709,750	590,351	1,382,621	1,206,406
Interest on short-term borrowings	28,823	31,289	78,001	48,433
Interest on long-term borrowings	121,763	79,127	237,303	159,237
Other interest expense	45	45	64	65

Total interest expense	860,381	700,812	1,697,989	1,414,141

Net interest income	1,011,297	819,465	2,007,530	1,603,784
Provision for loan losses	12,280	12,000	31,850	24,000

Net interest income after provision for loan losses	999,017	807,465	1,975,680	1,579,784
Other Income (Loss)
Loss on sale of ground rents	—	(102,166)	—	(102,166)
Rental income	33,738	27,900	65,138	49,446
Other income	16,318	18,433	33,868	35,990
Gain on sale of loans	—	—	1,163	—

Net other income	50,056	(55,833)	100,169	(16,730)

Non-Interest Expenses
Compensation and other related expenses	424,038	376,525	859,174	703,937
Occupancy expense	97,841	93,564	204,499	195,505
Advertising expense	52,493	45,527	91,503	98,716
Service bureau expense	36,751	33,127	77,859	70,215
Furniture, fixtures and equipment	58,395	53,535	112,629	108,270
Telephone, postage and delivery	21,131	17,102	41,656	40,405
Other expenses	189,293	130,104	381,161	246,905

Total non-interest expenses	879,942	749,484	1,768,481	1,463,953

Income before income tax provision	169,131	2,148	307,368	99,101
Income tax provision	67,200	(4,594)	117,000	34,506

Net income	$101,931	$6,742	$190,368	$64,595

Basic earnings per share	$0.04	N/A	$0.07	N/A

See notes to consolidated financial statements.

SFSB, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income	$101,931	$6,742	$190,368	$64,595

Net unrealized (loss) gain on securities available for sale during the period (net of taxes of $(12,689), $(18,514), $(22,128) and $(18,508))	(20,166)	(29,425)	(35,167)	(29,416)

Total Comprehensive Income (Loss)	$81,765	$(22,683)	$155,201	$35,179

See notes to consolidated financial statements.

SFSB, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
	2005	2004
Cash Flows From Operating Activities
Net income	$190,368	$64,595
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Non-cash compensation under Employee Stock Ownership Plan	26,920	—
Net amortization of premiums and discounts	12,471	22,418
Amortization of deferred loan fees	(38,930)	(30,383)
Provision for loan losses	31,850	24,000
Gain on sale of loans	(1,163)	—
Loans originated for sale	(155,000)	—
Proceeds from loans sold	156,163	—
Loss on ground rents	—	102,166
Provision for depreciation	89,456	161,530
Decrease in accrued interest receivable and other assets	(63,127)	(73,322)
Increase in accrued interest payable	13,839	8,312
Decrease (increase) in other liabilities	(286,520)	49,353

Net Cash (Used In) Provided by Operating Activities	(23,673)	328,669

Cash Flows from Investing Activities
Purchase of available for sale securities	(124,816)	(86,807)
Net increase in loans	(8,731,355)	(21,616,165)
Principal collected on mortgage backed securities	1,142,510	1,792,140
Purchase of Federal Home Loan Bank of Atlanta stock	(82,400)	(650,000)
Redemption of Federal Home Loan Bank of Atlanta stock	225,000	—
Purchases of premises and equipment	(29,178)	(67,544)
Proceeds from redemption of ground rents	—	53,300

Net Cash Used in Investing Activities	(7,600,239)	(20,575,076)

Cash Flows from Financing Activities
Net (decrease) increase in deposits	(786,100)	2,602,183
Increase in checks outstanding in excess of bank Balance	1,039,696	3,321,826
(Repayment) proceeds from borrowings	(5,000,000)	13,000,000
Increase in advance payments by borrowers for taxes and insurance	1,283,856	1,300,206

Net Cash (Used In) Provided by Financing Activities	(3,462,548)	20,224,215

Decrease in cash and cash equivalents	(11,086,460)	(22,192)
Cash and cash equivalents at beginning of year	15,596,947	3,497,626

Cash and cash equivalents at end of period	$4,510,487	$3,475,434

Supplemental Disclosures of Cash Flows Information:
Cash paid during the year for:
Income taxes	$234,500	$79,600
Interest expense	$1,684,150	$1,405,829

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

Holdings, formed on August 18, 1999 as a Maryland limited liability company, was created to acquire and manage certain real property located at 1614 Churchville Road, Bel Air, Maryland. This property includes the main office and corporate headquarters of the Bank. In addition, the property houses mixed use office space which is available for lease. As of June 30, 2005, approximately 81% of the available space to non-affiliated tenants was leased. During the year ended December 31, 2004, the Company dissolved its subsidiary, Slavie Financial Services, LLC.

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

The foregoing consolidated financial statements are unaudited; but in the opinion of management include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation thereof. The balances as of December 31, 2004 have been derived from the audited consolidated financial statements. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in SFSB, Inc.’s Annual Report on Form 10-KSB. The results of operations for the six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the full year.

Note 4 – Earnings Per Share

The Company currently has a simple capital structure. Basic earnings per share for the three and six months ended June 30, 2005 is computed by dividing net income by the weighted average number of common shares outstanding of 2,861,425 and 2,860,700 for the respective periods. Unearned Employee Stock Ownership Plan (ESOP) shares are not included in outstanding shares. Earnings per share does not apply to the three and six months ended June 30, 2004 since the company was not a stock company at that time.

Note 5 – Regulatory Capital Requirements

At June 30, 2005, the Bank met each of the three minimum regulatory capital requirements. The following table summarizes the Bank’s regulatory capital position at June 30, 2005.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provision
June 30, 2005	Amount	%	Amount	%	Amount	%
(Unaudited)
Tangible (1)	$16,469,969	10.47%	$2,358,373	1.50%	N/A	N/A
Tier I capital (2)	16,469,969	19.99%	N/A	N/A	$4,943,125	6.00%
Core (leverage) (1)	16,469,969	10.47%	6,288,994	4.00%	7,861,242	5.00%
Risk-weighted (2)	16,916,619	20.54%	6,590,833	8.00%	8,238,541	10.00%

(1)	To adjusted total assets.
(2)	To risk-weighted assets.

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

SFSB, Inc. (the “Company”) had not been organized as of June 30, 2004. References to “we” or “our” with respect to the three and six months ended June 30, 2004 refers to Slavie Federal Savings Bank (the “Bank”).

Overview

The Company’s loan growth in the second quarter improved after relatively flat loan growth during the first three months of 2005. Loan growth was flat during the first three months of 2005 because we were unable for most of the quarter to advertise our mortgage rates in the rate chart advertisement of our local newspaper due to a contractual dispute between the newspaper and the marketing company that sells the advertisements. The dispute was resolved in the last week of March and our rates appeared in the advertisement throughout the second quarter. As a result, we experienced increased loan growth during the quarter.

Earnings improved for the three and six months ended June 30, 2005 as compared to the same periods in 2004 due to loan growth, primarily during the second half of 2004, and the fact that in the second quarter of 2004 we sold our ground rent portfolio and recognized a loss on the sale of $102,166.

Assets declined during the six months of 2005 primarily because we repaid $5,000,000 of borrowings and returned $1,452,720 of funds deposited with us by potential purchasers in our stock offering whose subscription funds were returned in January 2005.

At June 30, 2005, we had a $1,080,183 accruing loan that was more than ninety days past due. This loan is an acquisition and development loan in which we hold an approximately 20% participation. Because we believe that collection of all principal and interest on this loan is probable, we continue to accrue interest on this loan.

As we look ahead at the remainder of the year, our loan pipeline remains steady and the economic conditions in the communities in which we operate remain solid. As a result, we anticipate that our loans and deposits will grow and we will continue to realize improved earnings over the prior year.

Key measurements and events for the three-month and six-month periods ended June 30, 2005 include the following:

•	Total assets at June 30, 2005 decreased by 2.23% to $156,858,162 as compared to $160,433,399 as of December 31, 2004.

•	Net loans outstanding increased by 7.41% from $117,900,265 as of December 31, 2004 to $126,638,700 as of June 30, 2005.

•	Nonperforming loans at June 30, 2005 totaled $1,334,081. Nonaccrual loans totaled $253,898 and loans over ninety days and still accruing totaled $1,080,183. We believe an appropriate allowance for loan losses continues to be maintained.

•	Deposits at June 30, 2005 were $108,920,321, a decrease of $791,047 or 0.72% from $109,711,368 at December 31, 2004.

•	SFSB, Inc. realized net income of $101,931 and $190,368 for the three-month and six-month periods ended June 30, 2005. This compares to net income of $6,742 and $64,595 for the three-month and six-month periods ended June 30, 2004.

•	Net interest income, our main source of income, was $1,011,297 and $2,007,530 during the three-month and six-month periods ended June 30, 2005 compared to $819,465 and $1,603,784 for the same periods in 2004. This represents an increase of 23.41% and 25.17% for the three-months and six-months ended June 30, 2005 as compared to the same periods in 2004.

•	We had no loan charge-offs during the six month periods ending June 30, 2005 or June 30, 2004.

•	Non-interest income increased by $105,889 and $116,899, or 189.65% and 698.74%, for the three-month and six-month periods ended June 30, 2005, as compared to the three-month and six-month periods ended June 30, 2004. The increase was due to a non-recurring loss on the sale of our ground rent portfolio during the second quarter of 2004 of $102,166.

•	Non-interest expenses increased by $130,458 and $304,528, or 17.41% and 20.80%, for the three-month and six-month periods ended June 30, 2005, as compared to the same periods ended June 30, 2004.

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

Changes in allowance factors or in management’s interpretation of those factors will have a direct impact on the amount of the provision, and a corresponding effect on income and assets. Also, errors in management’s perception and assessment of the allowance factors could result in the allowance not being adequate to cover losses in the portfolio, and may result in additional provisions or charge-offs, which would adversely affect income and capital. For additional information regarding the allowance for loan losses, see “Results of Operations for the Three and Six Months Ended June 30, 2005 and 2004 - Provision for Loan Losses and Analysis of Allowance for Loan Losses.”

Results of Operations for the Three and Six Months Ended June 30, 2005 and 2004

General. Net income increased $95,189 to $101,931 for the three months ended June 30, 2005 compared to $6,742 for the same period in the prior year. The increase was due primarily to a $191,832 increase in net interest income, offset by a $130,458 increase in non-interest expense.

Net income increased $125,773, to $190,368 for the six months ended June 30, 2005 compared to $64,595 for the same period in the prior year. The increase was due primarily to a $403,746 increase in net interest income, offset by a $304,528 increase in non-interest expense. Net income also increased in both periods because the second quarter of 2004 included a loss of $102,166 on the sale of our ground rent portfolio.

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

	Three Months Ended June 30, 2005			Three Months Ended June 30, 2004
	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate
	Dollars in Thousands			Dollars in Thousands
Interest-earning assets:
Loans receivable(1)	$123,319	$1,660	5.38%	$103,168	$1,352	5.24%
Mortgage-backed securities	6,031	53	3.52	8,818	70	3.18
Investment securities (available for sale)	8,039	67	3.33	7,884	44	2.23
Investment securities (held to maturity)	3,997	38	3.80	3,994	38	3.81
Other interest-earning assets	5,675	53	3.74	3,499	16	1.83

Total interest-earning assets	147,061	1,871	5.09%	127,363	1,520	4.77%

Non-interest earning assets	7,288			7,276

Total assets	$154,349			$134,639

Interest-bearing liabilities:
Savings deposits	$34,500	114	1.32%	$29,126	56	0.77%
Demand and NOW accounts	2,256	3	0.53	2,150	3	0.56
Certificates of deposit	69,815	593	3.40	67,707	531	3.14
Escrows	26	—	—	26	—	—
Borrowings	21,500	150	2.79	20,833	111	2.13

Total interest-bearing liabilities	128,097	860	2.69%	119,842	701	2.34%

Non-interest bearing liabilities	3,507			3,810

Total liabilities	131,604			123,652

Total equity(2)	22,745			10,987

Total liabilities and equity	$154,349			$134,639

Net interest income		$1,011			$819

Interest rate spread(3)			2.40%			2.43%

Net interest-earning assets	$18,964			$7,522

Net interest margin(4)			2.75%			2.57%

Ratio of interest earning assets to interest bearing liabilities		1.15x			1.06x

(1)	Loans receivable are net of the allowance for loan losses.
(2)	Total equity includes retained earnings and accumulated other comprehensive income (loss).
(3)	Net interest rate spread represents the difference between the average yield on interest earning assets and the average cost of interest bearing liabilities.
(4)	Net interest margin represents net interest income as a percentage of average interest earning assets.

	Six Months Ended June 30, 2005			Six Months Ended June 30, 2004
	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate
	Dollars in Thousands			Dollars in Thousands
Interest-earning assets:
Loans receivable(1)	$120,935	$3,248	5.37%	$98,265	$2,663	5.42%
Mortgage-backed securities	6,327	111	3.51	9,316	161	3.46
Investment securities (available for sale)	8,021	125	3.12	7,878	87	2.21
Investment securities (held to maturity)	3,996	76	3.80	3,993	76	3.81
Other interest-earning assets	9,356	145	3.10	3,781	31	1.64

Total interest-earning assets	148,635	3,705	4.99%	123,233	3,018	4.90%

Non-interest earning assets	7,223			7,391

Total assets	$155,858			$130,624

Interest-bearing liabilities:
Savings deposits	$36,057	229	1.27%	$29,487	127.86%
Demand and NOW accounts	2,285	7	0.61	2,084	6	0.58
Certificates of deposit	68,718	1146	3.34	66,847	1,073	3.21
Escrows	19	—	—	19	—	—
Borrowings	23,167	315	2.72	18,667	208	2.23

Total interest-bearing liabilities	130,246	$1,697	2.61%	117,104	$1,414	2.42%

Non-interest bearing liabilities	2,894			2,545

Total liabilities	133,140			119,649

Total equity(2)	22,718			10,975

Total liabilities and equity	$155,858			$130,624

Net interest income		$2,008			$1,604

Interest rate spread(3)			2.38%			2.48%

Net interest-earning assets	$18,389			$6,129

Net interest margin(4)			2.70%			2.60%

Ratio of interest earning assets to interest bearing liabilities		1.14x			1.05x

(1)	Loans receivable are net of the allowance for loan losses.
(2)	Total equity includes retained earnings and accumulated other comprehensive income (loss).
(3)	Net interest rate spread represents the difference between the average yield on interest earning assets and the average cost of interest bearing liabilities.
(4)	Net interest margin represents net interest income as a percentage of average interest earning assets.

Net Interest Income.

Three months ended June 30, 2005 compared to three months ended June 30, 2004.

Net interest income increased $191,832, or 23.41%, to $1,011,297 for the three months ended June 30, 2005 from $819,465 for the three months ended June 30, 2004. The increase was due primarily to an increase of $19,698,000 or 15.47%, in average interest earning assets to $147,061,000 from $127,363,000 partially offset by an increase of $8,255,000 or 6.89%, in average interest bearing liabilities to $128,097,000 from $119,842,000.

The yield on average interest earning assets and the cost of interest-bearing liabilities increased 32 and 35 basis points, respectively, during the three months ended June 30, 2005 as compared to the three months ended June 30, 2004, from 4.77% to 5.09% for the yield and 2.34% to 2.69% for the cost. Accordingly, the interest rate spread was 2.43% and 2.40% respectively for the three months ended June 30, 2004 and 2005.

Our net interest margin increased to 2.75% from 2.57%, due to average interest earning assets growing at a faster rate than average interest bearing liabilities. The ratio of interest earning assets to interest bearing liabilities improved to 1.15 times for the three months ended June 30, 2005 from 1.06 times for 2004.

Six months ended June 30, 2005 compared to six months ended June 30, 2004.

Net interest income increased $403,746, or 25.17%, to $2,007,530 for the six months ended June 30, 2005 from $1,603,784 for the six months ended June 30, 2004.

The increase was due primarily to an increase of $25,402,000 or 20.61%, in average interest earning assets to $148,635,000 from $123,233,000 and a 9 basis point increase in the yield on average interest earning assets. These increases were partially offset by an increase of $13,142,000, or 11.22%, in average interest bearing liabilities to $130,246,000 from $117,104,000 and a 19 basis point increase in the cost of average interest-bearing liabilities.

Our interest rate spread decreased to 2.38% from 2.48%, reflecting the more rapid increase in the cost of our average interest bearing liabilities as compared to the increase in the yield of our average interest earning assets. Our net interest margin increased to 2.70% from 2.60% due to average interest earning assets growing at a faster rate than average interest bearing liabilities and more than offsetting the increase in the cost of average interest-bearing liabilities. The ratio of interest earning assets to interest bearing liabilities improved to 1.14 times for the six months ended June 30, 2005 from 1.05 times for 2004.

Interest Income.

Three months ended June 30, 2005 compared to three months ended June 30, 2004.

Interest income increased by $351,401, or 23.11%, to $1,871,678 for the three months ended June 30, 2005, from $1,520,277 for the three months ended June 30, 2004. The increase in interest income resulted primarily from increases of $308,393, or 22.81%, in interest and fee income from loans, $22,885, or 27.91%, in interest income from investment securities, and $36,862, or 227.91%, in interest income from other interest earning assets (primarily consisting of interest earned on cash and cash equivalents and Federal Home Loan Bank Stock), partially offset by a decrease of $16,739, or 23.81%, in interest income from mortgage backed securities.

The increase in interest income reflected a $19,698,000 or 15.47% increase in the average balance of interest-earning assets to $147,061,000 from $127,363,000, and a 32 basis point increase in the yield on average interest-earning assets to 5.09% for the three months ended June 30, 2005 from 4.77% for the three months ended June 30, 2004, reflecting an increase in market interest rates.

The increase in interest income and fees on loans was due to a $20,151,000 or 19.53% increase in average net loans receivable, from $103,168,000 to $123,319,000, and a 14 basis point increase in the yield on average net loans receivable.

Six months ended June 30, 2005 compared to six months ended June 30, 2004.

Interest income increased by $687,594, or 22.78%, to $3,705,519 for the six months ended June 30, 2005, from $3,017,925 for the six months ended June 30, 2004. The increase in interest income resulted primarily from an increase of $585,559, or 21.99%, in interest and fee income from loans, $38,039, or 23.33%, in interest income from investment securities and $114,328, or 370.28%, in interest income from other interest earning assets (primarily consisting of interest earned on cash and cash equivalents and Federal Home Loan Bank stock), partially offset by a decrease of $50,332, or 31.21%, in interest income from mortgage backed securities,

The increase in interest income reflected a $25,402,000, or 20.61% increase in the average balance of interest-earning assets to $148,635,000 from $123,233,000, and a 9 basis point increase in the yield on average interest-earning assets to 4.99% for the six months ended June 30, 2005 from 4.90% for the six months ended June 30, 2004, reflecting an increase in market interest rates.

The increase in interest income and fees on loans was due to a $22,670,000, or 23.07% increase in average net loans receivable, from $98,265,000 to $120,935,000, offset by a 5 basis point decrease in average yield on net loans receivable. The yield declined because long term interest rates generally declined throughout the second part of 2004, and we made a large number of long-term fixed rate mortgage loans during that period.

The increase in interest income from other interest earning assets was due to a $5,575,000, or 147.45% increase in average other interest earning assets, from $3,781,000 to $9,356,000, and a 146 basis point increase in the average yield on these assets (as a result of increases in short term market interest rates). Other interest earning assets increased primarily as a result of the additional capital received from the stock offering.

Interest Expense.

Three months ended June 30, 2005 compared to three months ended June 30, 2004.

Interest expense, which consists of interest paid on deposits and borrowings, increased by $159,569, or 22.77%, to $860,381 for the three months ended June 30, 2005 from $700,812 for the three months ended June 30, 2004. The increase in interest expense resulted from an increase in the average balance and average cost of interest-bearing liabilities. The average balance of deposits increased to $106,571,000 from $98,983,000. The average cost of borrowings increased by 66 basis points as a result of longer term borrowing at higher interest rates and the average balance of borrowings increased to $21,500,000 from $20,833,000.

Six months ended June 30, 2005 compared to six months ended June 30, 2004.

Interest expense increased by $283,848, or 20.07%, to $1,697,989 for the six months ended June 30, 2005 from $1,414,141 for the six months ended June 30, 2004. The increase in interest expense resulted from an increase in the average balance and average cost of interest-bearing liabilities. The average balance of deposits increased to $107,060,000 from $98,418,000 and the average cost of deposits increased by 57 basis points as a result of increased market interest rates. The average balance of borrowings increased to $23,167,000 from $18,667,000 and the average cost of borrowings increased by 49 basis points as a result of longer term borrowings at higher interest rates.

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

Based on our evaluation of these factors, management made a provision of $12,280 and $12,000 for the three months ended June 30, 2005 and June 30, 2004, and a provision of $31,850 and $24,000 for the six months ended June 30, 2005 and June 30, 2004. We had no charge-offs during the three or six-month periods ended June 30, 2005 and June 30, 2004. We used the same methodology and generally similar assumptions in assessing the allowance for these periods.

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

The allowance for loan losses totaled $446,000 or 0.35% of gross loans outstanding of $126,638,700 at June 30, 2005, compared to an allowance for loan losses of $387,000, or 0.34% of gross loans outstanding of $114,832,830 at June 30, 2004.

The following table summarizes the activity in the provision for loan losses for the three and six months ended June 30, 2005 and 2004.

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(Dollars in Thousands)
Balance at beginning of period	$433	$375	$413	$362

Charge-offs	—	—	—	—
Recoveries	1	—	1	1

Net charge-offs	1	—	1	1
Provision for loan losses	12	12	32	24

Ending balance	$446	$387	$446	$387

Ratio of net charge-offs (recoveries) during the period to average loans outstanding, net, during the period	—	—	—	—

Ratio of allowance of loan losses to total loans outstanding	0.35%	0.34%	0.35%	0.34%

Allowance for loan losses as a percent of total non-performing loans	33.43%	127.30%	33.43%	127.30%

Other Income.

Three months ended June 30, 2005 compared to three months ended June 30, 2004.

Historically, our non-interest income has been relatively modest and one of our strategic initiatives is to increase our non-interest income. Non-interest income increased $105,889, or 189.65%, to $50,056 for the three months ended June 30, 2005, as compared to a loss of $55,833 for the three months ended June 30, 2004. In the second quarter of 2004, we incurred a $102,166 loss on the sale of our ground rent portfolio. Rental income from our headquarters building increased modestly by $5,838 during the second quarter of 2005 as compared to the second quarter of 2004. As of June 30, 2005, we had leased 81% of the total leaseable space in our headquarters building. Currently, we intend to utilize the remaining space for future expansion and have ceased actively attempting to lease the remaining space.

Six months ended June 30, 2005 compared to six months ended June 30, 2004.

Non-interest income increased $116,899, or 698.74%, to $100,169 for the six months ended June 30, 2005, as compared to a loss of $16,730 for the six months ended June 30, 2004. The primary reason for the increase is because of the loss during the second quarter of 2004 on the sale of the ground rent portfolio. Rental income from our headquarters building increased $15,692 for the six months ended June 30, 2005 compared to the six months ended June 30, 2004.

Non-interest Expense.

Three months ended June 30, 2005 compared to three months ended June 30, 2004.

Non-interest expense was $879,942 for the three months ended June 30, 2005 as compared to $749,484 for the three months ended June 30, 2004, an increase of $130,458, or 17.41%. The increase was due primarily to a $47,513 increase in compensation and related expenses and a $59,189 increase in other expenses, consisting primarily of network support and maintenance, professional services, and office supplies. The increase in compensation and related expenses reflected, among other items, the hiring of a residential loan officer in March 2004 and a commercial lender in April 2004 and the accrual of ESOP expense of $17,447 in the current quarter (none in 2004). Much of the increase in professional services expenses is directly related to being a public company.

Six months ended June 30, 2005 compared to six months ended June 30, 2004.

Non-interest expense was $1,768,481 for the six months ended June 30, 2005, as compared to $1,463,953 for the six months ended June 30, 2004, an increase of $304,528 or 20.80%. The increase was due primarily to a $155,237, or 22.05%, increase in compensation and related expenses and a $134,256, or 54.38%, increase in other expenses, consisting primarily of network support and maintenance, professional services, office supplies and a robbery loss. Compensation and related expenses and other expenses increased for the same reasons that they increased during the three months ended June 30, 2005 as compared to the three months ended June 30, 2004. The accrual of ESOP expense was $26,920 as of June 30, 2005 (none in 2004). Much of the increase in professional services expenses is directly related to being a public company.

Income Tax Expense.

Three months ended June 30, 2005 compared to three months ended June 30, 2004.

The provision for income taxes increased to $67,200 for the three months ended June 30, 2005 from a benefit of $4,594 for the three months ended June 30, 2004, representing an increase of $71,794. The increase in the provision for income taxes was primarily due to our higher level of income before taxes. The benefit for June 30, 2004 contained an adjustment made in the second quarter to correct the effective tax rate to properly reflect the surtax exemption.

Six months ended June 30, 2005 compared to six months ended June 30, 2004.

The provision for income taxes increased to $117,000 for the six months ended June 30, 2005 from $34,506 for the six months ended June 30, 2004, representing an increase of $82,494. The increase in the provision for income taxes was primarily due to our higher level of income before taxes of $307,368 for the six months ended June 30, 2005, as compared to $99,101 for the six months ended June 30, 2004, and the related surtax exemption being phased out due to our higher level of taxable income.

Analysis of Financial Condition

Assets.

General.

Our total assets decreased by $3,575,237 or 2.23%, to $156,858,162 at June 30, 2005, from $160,433,399 at December 31, 2004. The decrease in total assets resulted primarily from an $11,086,460, or 71.08 % decrease in cash and cash equivalents, from $15,596,947 at December 31, 2004 to $4,510,487 at June 30, 2005, and a $1,156,465, or 16.56% decrease in mortgage backed securities-held to maturity. These decreases were offset by an $8,738,435, or 7.41% increase in net loans receivable, from $117,900,265 at December 31, 2004 to $126,638,700 at June 30, 2005.

Cash and cash equivalents declined primarily because we repaid $5,000,000 of borrowings and returned $1,452,720 of funds deposited with us by potential purchasers in our stock offering whose subscription funds were returned in January 2005 and invested cash into new loans.

Investment Securities.

The investment portfolio at June 30, 2005 amounted to $17,870,257, a decrease of $1,087,461, or 5.74%, from $18,957,718 at December 31, 2004. Investment securities – available for sale, increased $67,520, or 0.85%, to $8,048,231 at June 30, 2005 from $7,980,711 at December 31, 2004, primarily as a result of dividends credited to the account. Mortgage backed securities – held to maturity, decreased $1,156,465, or 16.56%, to $5,824,995 at June 30, 2005 from $6,981,460 at December 31, 2004, as a result of principal repayments.

The carrying value of available for sale securities includes a net unrealized loss of $154,949 at June 30, 2005 (reflected as accumulated other comprehensive loss of $95,107 in equity after deferred taxes) as compared to a net unrealized loss of $97,652 ($59,939 net of taxes) as of December 31, 2004. In general, this increase in unrealized loss was a result of rising interest rates.

Loan Portfolio.

Loans receivable, net, increased $8,738,435, or 7.41%, to $126,638,700 at June 30, 2005 from $117,900,265 at December 31, 2004. The commercial loan portfolio increased $1,884,782, or 39.60%, to $6,643,915 at June 30, 2005 from $4,759,133 at December 31, 2004. One-to-four family residential loans increased $5,581,412, or 5.32% to $110,435,939 at June 30, 2005 from $104,854,527 at December 31, 2004. Our loan customers are generally located in Baltimore City, Baltimore County and Harford County, Maryland.

Asset Quality.

Loans are reviewed on a regular basis and are generally placed on non-accrual status when they become more than 90 days delinquent. When we classify a loan as non-accrual, we no longer accrue interest on such loan and reverse any interest previously accrued but not collected. Typically, payments received on a non-accrual loan are applied to the outstanding principal and interest as determined at the time of collection of the loan. We return a non-accrual loan to accrual status when factors indicating doubtful collection no longer exist and the loan has been brought current.

We consider repossessed assets and loans that are 90 days or more past due to be non-performing assets. Real estate and other assets that we acquire as a result of foreclosure or by deed-in-lieu of foreclosure or repossession on collateral-dependent loans are classified as real estate owned or other repossessed assets until sold. Such assets are recorded at foreclosure or other repossession and updated quarterly at the lower of cost or estimated fair value less estimated selling costs. Any portion of the outstanding loan balance in excess of fair value is charged off against the allowance for loan losses. If, upon ultimate disposition of the property, net sales proceeds exceed the net carrying value of the property, a gain on sale of real estate or other assets is recorded. We did not have any real estate owned or other repossessed assets at June 30, 2005 or December 31, 2004.

Under current accounting guidelines, a loan is defined as impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due under the contractual terms of the loan agreement. We consider one- to four-family mortgage loans and consumer installment loans to be homogeneous and, therefore, do not separately evaluate them for impairment. All other loans are evaluated for impairment on an individual basis. At June 30, 2005 and December 31, 2004, we had no loans that were considered impaired.

Non-accrual loans totaled $253,898, or 0.20% of net loans receivable at June 30, 2005 and $365,233, or 0.31% of net loans receivable at December 31, 2004. All of these loans were one-to-four family residential loans.

Accruing loans which were contractually passed due 90 days or more as to principal or interest payments totaled $1,080,183 or 0.85% of net loans receivable at June 30, 2005 and $0 at December 31, 2004. This amount relates to a commercial real estate acquisition and development loan in which we hold an approximately 20% participation. We have continued to accrue interest on this loan because we believe that collection of all principal and interest on this loan is probable. We expect that a national homebuilder will purchase the property to build residential units as soon as the borrower develops the property to “record plat,” at which time the loan will be paid in full. We expect the project to be complete by the end of the year.

Other than as disclosed, there are no other loans at June 30, 2005 about which management has serious doubts concerning the ability of the borrowers to comply with the present loan repayment terms.

Liabilities.

General.

Total liabilities decreased by $3,728,198, or 2.71%, to $134,085,100 at June 30, 2005, from $137,813,298 at December 31, 2004. The decrease in total liabilities resulted from a $791,047, or 0.72% decrease in deposits and a $5,000,000, or 18.87% decrease in borrowings, offset by a $1,283,856, or 389.77% increase in advance payments by borrowers for taxes and insurance and a $1,039,696, or 165.70% increase in checks outstanding in excess of bank balance. Advance payments by borrowers for taxes and insurance increased because the semi-annual taxes for June 2005 had not been paid as of June 30, 2005 (they are paid in July 2005) and because of the growth to the loan portfolio.

Deposits.

Deposits decreased $791,047, or 0.72%, to $108,920,321 at June 30, 2005 from $109,711,368 at December 31, 2004. Most of the decline in deposits was in savings and money market deposits, which decreased by $3,786,864 to $34,399,135 at June 30, 2005 from $38,185,999 at December 31, 2004, and demand and NOW accounts, which decreased by $964,889 to $3,073,561 at June 30, 2005 from $4,038,450 at December 31, 2004. These declines were offset by a gain in certificates of deposit of $3,960,861 to $71,447,780 at June 30, 2005 from $67,486, 919 at December 31, 2004. We believe that, as savings deposit rates are beginning to rise, some customers are moving funds into higher-yielding investments, thus accounting for the increase in certificates of deposits. The decrease in savings and money market deposits partially reflects $1,452,720 of funds deposited with us during the fourth quarter of 2004 by potential purchasers in our stock offering whose subscription funds were returned to them in January 2005.

Borrowings.

At June 30, 2005, we were permitted to borrow up to $87,488,000 from the Federal Home Loan Bank of Atlanta. We had $21,500,000 and $26,500,000 of Federal Home Loan Bank advances as of June 30, 2005 and December 31, 2004, respectively, and we averaged $23,166,667 and $23,916,667 of Federal Home Loan Bank advances during the six months ended June 30, 2005 and the year ended December 31, 2004, respectively. The decrease in borrowings reflects the repayment of a maturing $5,000,000 advance in March, 2005. We have relied on borrowing to a significant extent since the third quarter of 2003 to fund loan growth.

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

Our most liquid assets are cash and cash equivalents. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At June 30, 2005, cash and cash equivalents totaled $4,510,487. Securities classified as available-for-sale, which can provide additional sources of liquidity, totaled $8,048,231 at June 30, 2005. However, because all of these securities were in an unrealized loss position at June 30, 2005, and because management has the intent and ability to hold these securities until recovery or maturity, management does not consider these securities as a source of liquidity at June 30, 2005. Also, at June 30, 2005, we had advances outstanding of $21,500,000 from the Federal Home Loan Bank of Atlanta. On that date, we had the ability to borrow an additional $65,988,000.

At June 30, 2005, we had outstanding commitments to originate loans of $4,923,650 (excluding the undisbursed portions of loans). These commitments do not necessarily represent future cash requirements since certain of these instruments may expire without being funded. We also extend lines of credit to customers, primarily home equity lines of credit. The borrower is able to draw on these lines as needed, thus the funding is generally unpredictable. Unused home equity lines of credit amounted to $4,238,071 at June 30, 2005. Since the majority of unused lines of credit expire without being funded, it is anticipated that our obligation to fund the above commitment amount will be substantially less than the amounts reported.

Certificates of deposit accounts scheduled to mature within one year totaled $30,581,985 or 28.08% of total deposits at June 30, 2005. Management believes that the large percentage of deposits in shorter-term certificates of deposit reflects customers’ hesitancy to invest their funds in long-term certificates of deposit in the current low interest rate environment. If these deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and/or additional borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before June 30, 2006. We believe, however, that, based on past experience, a significant portion of our certificates of deposit will remain with us. We believe we have the ability to attract and retain deposits by adjusting the interest rates offered.

Our borrowings are with the Federal Home Loan Bank of Atlanta and are secured by Federal Home Loan Bank of Atlanta stock that we own and a blanket lien on mortgages. Borrowings at June 30, 2005 consisted of $5,000,000 of short term fixed rate advances with an interest rate of 2.08% and $16,500,000 of long term fixed rate advances with rates ranging from 2.83% to 4.90%.

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

Stockholders’ Equity

Total stockholders’ equity increased $152,961, or 0.68%, to $22,773,062 at June 30, 2005 from $22,620,101 at December 31, 2004 primarily as a result of net income of $190,368, partially offset by a $35,167 increase in accumulated other comprehensive loss (resulting from unrealized losses on investments available for sale, net of tax). We are considered “well capitalized” under the risk-based capital guidelines applicable to us.

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

Financial Instruments Whose Contract Amount Represents Credit Risk	Contract Amount At
	June 30, 2005	December 31, 2004
Lines of credit-home equity	$4,238,071	$3,602,774
Lines of credit-overdraft checking	43,367	13,523
Mortgage loan commitments	4,923,650	2,428,520

Lines of credit-home equity are lines of credit secured by second deeds of trust on residential real estate. They have fixed expiration dates as long as there is no violation of any condition established in the contract. We evaluate each customer’s credit worthiness on a case-by-case basis.

Our outstanding commitments to make mortgages are at fixed rates ranging from 4.75% to 6.625% and 4.875% to 5.75% at June 30, 2005 and December 31, 2004, respectively. Loan commitments expire 60 days from the date of the commitment.

For the six months ended June 30, 2005, we engaged in no off-balance-sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

In addition, there were no changes in SFSB, Inc.’s or Slavie Federal Savings Bank’s internal controls over financial reporting (as defined in Rule 13a-15 or Rule 15d-15) under the Securities Act of 1934, as amended) during the quarter ended June 30, 2005, that have materially affected, or are reasonably likely to materially affect, SFSB, Inc.’s or Slavie Federal Savings Bank’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Submission of Matters to a Vote of Securities Holders.

(a) SFSB, Inc. held its annual meeting of stockholders on May 19, 2005.

(b) At the annual meeting, Philip E. Logan and Robert M. Stahl IV were elected to serve a three-year term expiring upon the date of SFSB, Inc.’s 2008 Annual Meeting. The term of office of the following directors continued after the meeting: Leonard Blight, J. Benson Brown, Thomas J. Dreschler, Charles E. Wagner, Jr. and James D. Wise.

(c) 1. The following individuals were nominees for the Board of Directors for a term to expire at the 2008 annual meeting of stockholders. The number of votes for or withheld for each nominee is as follows:

	For	Withheld	Total
Philip E. Logan	2,848,276	32,200	2,880,476
Robert M. Stahl IV	2844,676	35,800	2,880,476

2. The ratification of the appointment of Beard Miller Company LLP as independent public accountants to audit the financial statements of SFSB, Inc. for 2005:

For	Against	Abstain	Broker Non-Votes	Total
2,870,076	10,200	200	0	2,880,476

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

10.1	Amendment to Employment Agreement between Slavie Federal Savings Bank and Sophie T. Wittelsberger – Appointment as the Chief Financial Officer of Slavie Federal Savings Bank

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SFSB, Inc.

Date: August 12, 2005	By:	/s/ Philip E. Logan
Philip E. Logan, President
(Principal Executive Officer)

Date: August 12, 2005	By:	/s/ Sophie Torin Wittelsberger
Sophie Torin Wittelsberger, Chief Financial Officer
(Principal Accounting and Financial Officer)