Form 10QSB
period 2005-09-30
SFSB, Inc.
filed 2005-11-18
CIK 1303026

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM              TO

Commission file number: 000-51037

SFSB, INC.

(Exact name of small business issuer as specified in its charter)

United States	20-2077715
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1614 Churchville Road, Bel Air, Maryland 21015

Address of principal executive offices

(443) 265-5570

Issuer’s telephone number

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

At November 10, 2005, there were 2,975,625 shares of the issuer’s Common Stock, par value $0.01 per share, outstanding.

Transitional Small Business Disclosure Format (Check One):    Yes  ☐    No  ☒

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SFSB, Inc.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	Sept. 30, 2005	December 31, 2004
	(Unaudited)	(Audited)
ASSETS
Cash and due from banks	$851,934	$745,668
Federal funds sold	3,073,981	14,851,279

Cash and cash equivalents	3,925,915	15,596,947

Investment securities - available for sale	8,089,316	7,980,711
Investment securities - held to maturity	3,997,774	3,995,547
Mortgage backed securities - held to maturity	5,033,971	6,981,460
Loans receivable - net of allowance for loan losses of 2005 $460,300; 2004 $413,000	137,214,661	117,900,265
Federal Home Loan Bank of Atlanta stock at cost	1,685,500	1,445,600
Premises and equipment, at cost, less accumulated depreciation	5,732,150	5,842,373
Accrued interest receivable	484,055	426,633
Other assets	327,028	263,863

Total assets	$166,490,370	$160,433,399

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities
Deposits	$109,851,784	$109,711,368
Checks outstanding in excess of bank balance	2,822,863	627,445
Borrowings	30,000,000	26,500,000
Advance payments by borrowers for taxes and insurance	660,499	329,387
Other liabilities	331,246	645,098

Total liabilities	143,666,392	137,813,298

Commitments and Contingencies

Stockholders’ Equity
Preferred stock, no par value, 1,000,000 shares authorized, none issued and outstanding	—	—
Common stock, par value $.01, 9,000,000 shares authorized, 2,975,625 shares issued and outstanding at September 30, 2005 and December 31, 2004	29,756	29,756
Additional paid-in capital	12,684,749	12,680,644
Retained earnings (substantially restricted)	11,347,438	11,135,940
Unearned Employee Stock Ownership Plan shares	(1,122,560)	(1,166,300)
Accumulated other comprehensive loss	(115,405)	(59,939)

Total stockholders’ equity	22,823,978	22,620,101

Total liabilities and stockholders’ equity	$166,490,370	$160,433,399

See notes to consolidated financial statements.

SFSB, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Interest and fees on loans	$1,710,602	$1,557,777	$4,958,894	$4,220,510
Interest and dividends on investment securities	112,296	85,804	313,397	248,866
Interest on mortgage backed securities	48,018	66,409	158,940	227,663
Other interest income	30,098	25,097	175,302	55,973

Total interest income	1,901,014	1,735,087	5,606,533	4,753,012

Interest on deposits	782,621	638,070	2,165,242	1,844,476
Interest on short-term borrowings	17,976	123,213	95,977	171,646
Interest on long-term borrowings	170,371	54,353	407,674	213,590
Other interest expense	30	35	94	100

Total interest expense	970,998	815,671	2,668,987	2,229,812

Net interest income	930,016	919,416	2,937,546	2,523,200
Provision for loan losses	12,017	12,000	43,867	36,000

Net interest income after provision for loan losses	917,999	907,416	2,893,679	2,487,200

Non-Interest Income (Loss)
Loss on sale of ground rents	—	—	—	(102,166)
Rental income	35,159	28,046	100,297	77,492
Other income	36,852	17,382	70,720	53,372
Gain on sale of loans	—	—	1,163	—

Total non-interest income	72,011	45,428	172,180	28,698

Non-Interest Expenses
Compensation and other related expenses	444,752	339,141	1,303,926	1,043,078
Occupancy expense	115,365	100,132	319,864	295,637
Advertising expense	53,430	50,664	144,933	149,380
Service bureau expense	37,745	37,420	115,604	107,635
Furniture, fixtures and equipment	58,940	53,229	171,569	161,499
Telephone, postage and delivery	23,581	22,893	65,237	63,298
Other expenses	219,667	114,799	600,828	361,704

Total non-interest expenses	953,480	718,278	2,721,961	2,182,231

Income before income tax provision	36,530	234,566	343,898	333,667
Income tax provision	15,400	96,094	132,400	130,600

Net income	$21,130	$138,472	$211,498	$203,067

Basic earnings per share	$0.01	N/A	$0.07	N/A

See notes to consolidated financial statements.

SFSB, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income	$21,130	$138,472	$211,498	$203,067

Net unrealized loss on securities available for sale during the period (net of taxes of $12,771, $13, $34,899 and $18,521)	(20,299)	(20)	(55,466)	(29,436)

Total Comprehensive Income	$831	$138,452	$156,032	$173,631

See notes to consolidated financial statements.

SFSB, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
	2005	2004
Cash Flows From Operating Activities
Net income	$211,498	$203,067
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
Non-cash compensation under Employee Stock Ownership Plan	40,280	—
Non-cash compensation under Stock Option Plan	7,565	—
Net amortization of premiums and discounts	21,720	31,740
Amortization of deferred loan fees	(54,481)	(202,139)
Provision for loan losses	43,867	36,000
Gain on sale of loans	(1,163)	—
Loans originated for sale	(155,000)	—
Proceeds from loans sold	156,163	—
Loss on ground rents	—	102,166
Provision for depreciation	241,713	244,000
Increase in accrued interest receivable and other assets	(120,587)	(262,618)
Increase in accrued interest payable	22,668	22,135
(Decrease) increase in other liabilities	(292,264)	40,361

Net Cash Provided by Operating Activities	121,979	214,712

Cash Flows from Investing Activities
Purchase of available for sale securities	198,971	(134,440)
Net increase in loans	(19,303,782)	(23,126,861)
Principal collected on mortgage backed securities	1,923,542	2,562,118
Purchase of Federal Home Loan Bank of Atlanta stock	(464,900)	(650,000)
Redemption of Federal Home Loan Bank of Atlanta stock	225,000	—
Purchases of premises and equipment	(131,490)	(70,172)
Proceeds from redemption of ground rents	—	53,300

Net Cash Used in Investing Activities	(17,950,601)	(21,366,055)

Cash Flows from Financing Activities
Net increase in deposits	131,061	8,177,623
Increase (decrease) in checks outstanding in excess of bank balance	2,195,418	(254,948)
Proceeds from borrowings	8,500,000	13,000,000
Repayment of borrowings	(5,000,000)	—
Increase in advance payments by borrowers for taxes and insurance	331,111	377,548

Net Cash Provided by Financing Activities	6,159,590	21,300,223

(Decrease) increase in cash and cash equivalents	(11,671,032)	148,880
Cash and cash equivalents at beginning of year	15,596,947	3,497,626

Cash and cash equivalents at end of period	$3,925,915	$3,646,506

Supplemental Disclosures of Cash Flows Information:
Cash paid during the year for:
Income taxes	$289,250	$80,900
Interest expense	$2,646,319	$2,229,713

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

Holdings, formed on August 18, 1999 as a Maryland limited liability company, was created to acquire and manage certain real property located at 1614 Churchville Road, Bel Air, Maryland. This property includes the main office and corporate headquarters of the Bank. In addition, the property houses mixed use office space which is available for lease. As of September 30, 2005, approximately 81% of the available space to non-affiliated tenants was leased. During the year ended December 31, 2004, the Company dissolved its subsidiary, Slavie Financial Services, LLC.

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

The foregoing consolidated financial statements are unaudited; but in the opinion of management include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation thereof. The balances as of December 31, 2004 have been derived from the audited consolidated financial statements. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB. The results of operations for the nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the full year.

Note 4 – Earnings Per Share

Basic earnings per share for the three and nine months ended September 30, 2005 is computed by dividing net income by the weighted average number of common shares outstanding of 2,862,878 and 2,861,434 for the respective periods. Unearned Employee Stock Ownership Plan (ESOP) shares are not included in outstanding shares. Stock options were anti-dilutive at September 30, 2005. Earnings per share does not apply to the three and nine months ended September 30, 2004 since the company was not a stock company at that time.

Note 5 – Regulatory Capital Requirements

At September 30, 2005, the Bank met each of the three minimum regulatory capital requirements. The following table summarizes the Bank’s regulatory capital position at September 30, 2005.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provision
September 30, 2005	Amount	%	Amount	%	Amount	%
(Unaudited)
Tangible (1)	$16,543,825	9.91%	$2,504,220	1.50%	N/A	N/A
Tier I capital (2)	16,543,825	18.79%	N/A	N/A	$5,283,486	6.00%
Core (leverage) (1)	16,543,825	9.91%	6,677,919	4.00%	8,347,398	5.00%
Risk-weighted (2)	17,004,125	19.31%	7,044,648	8.00%	8,805,810	10.00%

(1)	To adjusted total assets.
(2)	To risk-weighted assets.

Note 6 - Stock-Based Compensation

The Company has two share based compensation plans as described below. The compensation cost that has been charged against income for those plans was $21,413 for the three and nine months ended September 30, 2005. The total income tax benefit recognized in the income statement for share based compensation arrangements was $5,991 for the three and nine months ended September 30, 2005. No share based compensation plans were in effect for the three and nine months ended September 30, 2004.

On July 21,2005, stockholders approved long-term stock-based benefit plans that enable the Company to grant stock options, restricted stock awards and other equity based awards to employees and directors. The Company has elected to early implement the requirements of SFAS No. 123, as amended by SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure - An Amendment of FASB Statement No. 123.

As of September 30, 2005, the Company granted stock options covering 102,061 shares of common stock to certain employees and directors of the Company. The options were granted at the then fair market value, vest over five years and expire 10 years from the date of grant. The company estimated the grant date fair value of each option awarded in fiscal 2005 using the Black-Scholes Option-Pricing model with the following assumptions: dividend yield 0%, risk-free rate interest rate of 4.22%, and expected lives of 7 years. The assumption for the expected volatility was 11.42%. The estimated fair value of each option granted was computed to be $2.53.

As of September 30, 2005, the Company granted 40,824 shares of restricted stock to certain employees and directors of the Company. The awards vest over a five-year period and, therefore, the cost of such awards will be accrued ratably over a five-year period as compensation expense.

Note 7 - Recent Accounting Pronouncements

In December, 2004, the Financial Accounting Standards Board (FASB) issued SFAS 123R, “Share-Based Payment” (“SFAS 123R”). This revised standard addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either equity instruments of the company or that are based on a fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. Under the new standard, companies will no longer be able to account for share-based compensation transactions using the intrinsic method in accordance with APB 25. Instead, companies will be required to account for such transactions using a fair-value method and recognize the expense in the consolidated statement of income. For the Company, SFAS 123R will be effective for annual periods beginning after December 15, 2005. The Company has early adopted this standard in the third quarter of 2005 (see note 6 above).

In January 2003, the FASB’s Emerging Issues Task Force (EITF) issued EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investors” (“EITF 03-1”), and in March 2004, the EITF issued an update. EITF 03-1 addresses the meaning of other-than-temporary impairment and its application to certain debt and equity securities. EITF 03-1 aids in the determination of impairment of an investment and gives guidance as to the measurement of impairment loss and the recognition and disclosures of other-than-temporary investments. EITF 03-1 also provides a model to determine other-than-temporary impairment using evidence-based judgment about the recovery of the fair value up to the cost of the investment by considering the severity and duration of the impairment in relation to the forecasted recovery of the fair value. In July 2005, FASB adopted the recommendation of its staff to nullify key parts of EITF 03-1. The staff’s recommendations were to nullify the guidance on the determination of whether an investment is impaired as set forth in paragraphs 10-18 of Issue 03-1 and not to provide additional guidance on the meaning of other-than-temporary impairment. Instead, the staff recommends entities recognize other-than-temporary impairments by applying existing accounting literature such as paragraph 16 of SFAS 115.

In July 2005, the FASB issued a proposed interpretation of FAS 109, “Accounting for Income Taxes”, to clarify certain aspects of accounting for uncertain tax positions, including issues related to the recognition and measurement of those tax positions. If adopted as proposed, the interpretation would be effective in the fourth quarter of 2005, and any adjustments required to be recorded as a result of adopting the interpretation would be reflected as a cumulative effect from a change in accounting principle. We are currently in the process of determining the impact of adoption of the interpretation as proposed on our financial position or results of operations.

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

SFSB, Inc. (the “Company”) had not been organized as of September 30, 2004. References to “we” or “our” with respect to the three and nine months ended September 30, 2004 refers to Slavie Federal Savings Bank (the “Bank”).

Overview

The Company’s loan growth continued to improve in the third quarter, following a second quarter improvement, after relatively flat loan growth during the first three months of 2005. Earnings declined for the three months ended September 30, 2005 as compared to the same period in 2004 primarily due to the addition of security guards at our Bel Air location, the impact of a decision to place a non-performing commercial land acquisition and development participation loan on non-accrual status and the resultant reversal of $48,830 of previously accrued but unpaid interest, and the costs associated with becoming a public company at the end of 2004. Earnings improved for the nine months ended September 30, 2005 as compared to the same period in 2004 primarily due to a $414,346, or 16.42%, increase in net interest income and a $143,482, or 499.97%, increase in non-interest income, offset by a $539,730, or 24.73%, increase in non-interest expenses. Total non-interest income improved because we recognized a loss of $102,166 on the sale of our ground rent portfolio during the second quarter of 2004.

Assets increased during the nine months of 2005 primarily because we increased our loan portfolio by $19,314,396, or 16.38%, to $137,214,661 at September 30, 2005 from $117,900,265 at December 31, 2004. The increase was offset by a decrease in cash and cash equivalents of $11,671,032, or 74.83%, to $3,925,915 at September 30, 2005 from $15,596,947 at December 31, 2004.

We hold a 19% participation (approximately $1,080,183 in unpaid principal balance) in the acquisition and development loan referred to above. Although this loan became delinquent earlier in the year, we had continued to accrue interest on the loan because we believed that collection of all principal and interest on the loan was probable. Previously, we reported that we expected a national homebuilder would purchase the property to build residential units as soon as the borrower developed the property to the “record plat” stage, at which time the loan would be paid in full, and that we expected that to occur prior to the end of the year. As of the date of this filing, the national homebuilder has agreed to release the borrower from its purchase agreement with the national homebuilder. The participating banks are negotiating a 95-day forbearance agreement with the borrower for the purpose of allowing the borrower to negotiate the sale of the property. We anticipate that the forbearance agreement will be conditioned upon a new bank contracted appraisal with a minimum “as is” value of $7,500,000, versus a current whole loan outstanding balance of principal and unpaid interest of approximately $6,100,000 at September 30, 2005. Due to these circumstances, we determined that placing the loan on non-accrual status was appropriate at this time. We continue to believe that the project is viable and that the land value provides adequate collateral protection. Ultimately, we believe we will receive all interest and principal on this loan, although there can be no assurance that that will be the case.

Opened in November 2001, our Edgewood branch has been an active part of the community it serves, but it has been unable to generate the business necessary to keep it a viable part of our strategic plan. In October 2005, the Board of Directors approved the closing of our Edgewood location and we expect to close the branch on February 24, 2006. We anticipate that we will incur approximately $157,000 in expenses in the first quarter of 2006 in connection with closing the branch, primarily related to the write-off of leasehold improvements. Long term, the branch closing will have a positive effect on earnings as we will cease to incur some of the costs associated with branch operations, yet retain in our portfolio the loans that were originated from the branch. The Edgewood branch personnel is expected to remain with us and will be reassigned to positions at one of our other branches.

Key measurements and events for the three-month and nine-month periods ended September 30, 2005 include the following:

•	Total assets at September 30, 2005 increased by 3.78% to $166,490,370 as compared to $160,433,399 as of December 31, 2004.

•	Net loans outstanding increased by 16.38% from $117,900,265 as of December 31, 2004 to $137,214,661 as of September 30, 2005.

•	Nonperforming loans at September 30, 2005 totaled $1,245,543. We believe an appropriate allowance for loan losses continues to be maintained.

•	Deposits at September 30, 2005 were $109,851,784, an increase of $140,416 or 0.13% from $109,711,368 at December 31, 2004.

•	SFSB, Inc. realized net income of $21,130 and $211,498 for the three-month and nine-month periods ended September 30, 2005. This compares to net income of $138,472 and $203,067 for the three-month and nine-month periods ended September 30, 2004.

•	Net interest income, our main source of income, was $930,016 and $2,937,546 during the three-month and nine-month periods ended September 30, 2005 compared to $919,416 and $2,523,200 for the same periods in 2004. This represents an increase of 1.15% and 16.42% for the three-months and nine-months ended September 30, 2005 as compared to the same periods in 2004.

•	We had an automobile loan charge-off during the nine month period ending September 30, 2005 of $2,296. There were no loan charge-offs during the nine month period ending September 30, 2004.

•	Non-interest income increased by $26,583 and $143,482, or 58.52% and 499.97%, for the three-month and nine-month periods ended September 30, 2005, as compared to the three-month and nine-month periods ended September 30, 2004. The increase between the nine-month periods was due to a non-recurring loss on the sale of our ground rent portfolio during the second quarter of 2004 of $102,166.

•	Non-interest expenses increased by $235,202 and $539,730, or 32.75% and 24.73%, for the three-month and nine-month periods ended September 30, 2005, as compared to the same periods ended September 30, 2004.

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

Changes in allowance factors or in management’s interpretation of those factors will have a direct impact on the amount of the provision, and a corresponding effect on income and assets. Also, errors in management’s perception and assessment of the allowance factors could result in the allowance not being adequate to cover losses in the portfolio, and may result in additional provisions or charge-offs, which would adversely affect income and capital. For additional information regarding the allowance for loan losses, see “Results of Operations for the Three and Nine Months Ended September 30, 2005 and 2004 -Provision for Loan Losses and Analysis of Allowance for Loan Losses.”

Results of Operations for the Three and Nine Months Ended September 30, 2005 and 2004

General. Net income decreased $117,342 to $21,130 for the three months ended September 30, 2005 compared to $138,472 for the same period in the prior year. The decrease was due primarily to a $235,202 increase in non-interest expense, partially offset by a $10,600 increase in net interest income and a $26,583 increase in non-interest income. During the three months ended September 30, 2005, we reversed $48,830 of interest income as a result of placing the commercial land acquisition and development participation loan on non-accrual status. During the three months ended September 30, 2004, we recognized interest income of $14,179 on this loan.

Net income increased $8,431, to $211,498 for the nine months ended September 30, 2005 compared to $203,067 for the same period in the prior year. The increase was due primarily to an increase in interest income of $853,521, or 17.96%, to $5,606,533 for the nine months ended September 30, 2005 compared to $4,753,012 during the nine months ended September 30, 2004 and an increase in non-interest income of $143,482, or 499.97%, to $172,180 for the nine months ended September 30, 2005 compared to $28,698 during the nine months ended September 30, 2004, offset by an increase in non-interest expense of $539,730, or 24.73%, to $2,721,961 for the nine months ended September 30, 2005 compared to $2,182,231 during the nine months ended September 30, 2004. Non interest income increased in 2005 because the second quarter of 2004 included a loss of $102,166 on the sale of our ground rent portfolio. During the nine months ended September 30, 2004, we recognized interest income of $41,277 on the commercial land acquisition and development loan referred to above compared to none for the nine months ended September 30, 2005.

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

	Three Months Ended September 30, 2005			Three Months Ended September 30, 2004
	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate
	Dollars in Thousands			Dollars in Thousands
Interest-earning assets:
Loans receivable(1)	$132,238	$1,711	5.18%	$116,559	$1,558	5.35%
Mortgage-backed securities	5,313	48	3.61	7,911	67	3.39
Investment securities (available for sale)	8,070	74	3.67	7,925	47	2.37
Investment securities (held to maturity)	3,998	38	3.80	3,994	39	3.91
Other interest-earning assets	2,827	30	4.24	4,818	25	2.06

Total interest-earning assets	152,446	1,901	4.99%	141,207	1,736	4.92%

Non-interest earning assets	7,290			7,277

Total assets	$159,736			$148,484

Interest-bearing liabilities:
Savings deposits	$32,481	108	1.33%	$33,293	81.97%
Demand and NOW accounts	2,274	3	0.53	2,224	3	0.54
Certificates of deposit	74,323	672	3.62	68,774	555	3.23
Escrows	11	—	—	11	—	—
Borrowings	24,833	188	3.03	31,500	177	2.25

Total interest-bearing liabilities	133,922	971	2.90%	135,802	816	2.40%

Non-interest bearing liabilities	2,986			1,608

Total liabilities	136,908			137,410

Total equity(2)	22,828			11,074

Total liabilities and equity	$159,736			$148,484

Net interest income		$930			$920

Interest rate spread(3)			2.09%			2.52%

Net interest-earning assets	$18,524			$5,405

Net interest margin(4)			2.44%			2.61%

Ratio of interest earning assets to interest bearing liabilities		1.14x			1.04x

(1)	Loans receivable are net of the allowance for loan losses.
(2)	Total equity includes retained earnings and accumulated other comprehensive income (loss).
(3)	Net interest rate spread represents the difference between the average yield on interest earning assets and the average cost of interest bearing liabilities.
(4)	Net interest margin represents net interest income as a percentage of average interest earning assets.

	Nine Months Ended September 30, 2005			Nine Months Ended September 30, 2004
	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate
	Dollars in Thousands			Dollars in Thousands
Interest-earning assets:
Loans receivable(1)	$124,702	$4,959	5.30%	$104,363	$4,221	5.39%
Mortgage-backed securities	5,989	159	3.54	8,848	228	3.44
Investment securities (available for sale)	8,037	199	3.30	7,894	134	2.27
Investment securities (held to maturity)	3,997	114	3.80	3,994	115	3.83
Other interest-earning assets	7,180	175	3.25	4,126	56	1.82

Total interest-earning assets	149,905	5,606	4.99%	129,225	4,754	4.91%

Non-interest earning assets	7,246			7,353

Total assets	$157,151			$136,578

Interest-bearing liabilities:
Savings deposits	$34,865	337	1.29%	$30,755	208	0.90%
Demand and NOW accounts	2,282	10	0.57	2,131	9	0.56
Certificates of deposit	70,586	1,818	3.43	67,490	1,628	3.22
Escrows	16	—	—	16	—	—
Borrowings	23,722	504	2.83	22,944	385	2.24

Total interest-bearing liabilities	131,471	$2,669	2.71%	123,336	2,230	2.41%

Non-interest bearing liabilities	2,925			2,233

Total liabilities	134,396			125,569

Total equity(2)	22,755			11,009

Total liabilities and equity	$157,151			$136,578

Net interest income		$2,937			$2,524

Interest rate spread(3)			2.28%			2.50%

Net interest-earning assets	$18,434			$5,889

Net interest margin(4)			2.61%			2.60%

Ratio of interest earning assets to interest bearing liabilities		1.14x			1.05x

(1)	Loans receivable are net of the allowance for loan losses.
(2)	Total equity includes retained earnings and accumulated other comprehensive income (loss).
(3)	Net interest rate spread represents the difference between the average yield on interest earning assets and the average cost of interest bearing liabilities.
(4)	Net interest margin represents net interest income as a percentage of average interest earning assets.

Net Interest Income.

Three months ended September 30, 2005 compared to three months ended September 30, 2004.

Net interest income increased $10,600, or 1.15%, to $930,016 for the three months ended September 30, 2005 from $919,416 for the three months ended September 30, 2004. The increase was due primarily to an increase of $11,239,000 or 7.96%, in average interest earning assets to $152,446,000 from $141,207,000 and a decrease of $1,880,000 or 1.38%, in average interest bearing liabilities to $133,922,000 from $135,802,000. During the three months ended September 30, 2005, we reversed $48,830 of interest income as a result of placing the commercial land acquisition and development participation loan on non-accrual status.

The yield on average interest earning assets and the cost of interest-bearing liabilities increased 7 and 50 basis points, respectively, during the three months ended September 30, 2005 as compared to the three months ended September 30, 2004, from 4.92% to 4.99% for the yield and 2.40% to 2.90% for the cost. Accordingly, the interest rate spread was 2.09% and 2.52% respectively for the three months ended September 30, 2005 and 2004.

The decline in our net interest rate spread to 2.09% from 2.52%, reflected the more rapid increase in the cost of our average interest bearing liabilities as compared to the increase in the yield of our average interest earning assets. Our net interest margin decreased to 2.44% from 2.61% because the growth in average interest earning assets was not enough to offset the growth in average interest bearing liabilities and the increase in the cost of these liabilities. The ratios were adversely affected by the commercial land acquisition and development loan referred to above.

The ratio of interest earning assets to interest bearing liabilities improved to 1.14 times for the three months ended September 30, 2005 from 1.04 times for 2004.

Nine months ended September 30, 2005 compared to nine months ended September 30, 2004.

Net interest income increased $414,346, or 16.42%, to $2,937,546 for the nine months ended September 30, 2005 from $2,523,200 for the nine months ended September 30, 2004.

The increase was due primarily to an increase of $20,680,000 or 16.00%, in average interest earning assets to $149,905,000 from $129,225,000 and an 8 basis point increase in the yield on average interest earning assets. These increases were partially offset by an increase of $8,135,000, or 6.60%, in average interest bearing liabilities to $131,471,000 from $123,336,000 and a 30 basis point increase in the cost of average interest-bearing liabilities.

Our interest rate spread decreased to 2.28% from 2.50%, reflecting the more rapid increase in the cost of our average interest bearing liabilities as compared to the increase in the yield of our average interest earning assets. Our net interest margin increased to 2.61% from 2.60% due to average interest earning assets growing at a faster rate than average interest bearing liabilities and more than offsetting the increase in the cost of average interest-bearing liabilities. The ratios were adversely affected by the commercial land acquisition and development loan referred to above.

The ratio of interest earning assets to interest bearing liabilities improved to 1.14 times for the nine months ended September 30, 2005 from 1.05 times for 2004.

Interest Income.

Three months ended September 30, 2005 compared to three months ended September 30, 2004.

Interest income increased by $165,927, or 9.56%, to $1,901,014 for the three months ended September 30, 2005, from $1,735,087 for the three months ended September 30, 2004. The increase in interest income resulted primarily from increases of $152,825, or 9.81%, in interest and fee income from loans, $26,492, or 30.88%, in interest income from investment securities, and $5,001, or 19.93%, in interest income from other interest earning assets (primarily consisting of interest earned on cash and cash equivalents and Federal Home Loan Bank Stock), partially offset by a decrease of $18,391, or 27.69%, in interest income from mortgage backed securities.

The increase in interest income reflected a $11,239,000 or 7.96% increase in the average balance of interest-earning assets to $152,446,000 from $141,207,000, and a 7 basis point increase in the yield on average interest-earning assets to 4.99% for the three months ended September 30, 2005 from 4.92% for the three months ended September 30, 2004, reflecting an increase in market interest rates.

The increase in interest income and fees on loans was due primarily to a $15,679,000 or 13.45% increase in average net loans receivable, from $116,559,000 to $132,238,000, offset by a 17 basis point decrease in the yield on average net loans receivable due to continued mortgage loan refinancings to lower rate products. Also, as described above, interest income for the three months ended September 30, 2005 was adversely affected by the non-accruing acquisition and development loan. During the three months ended on September 30, 2005, we reversed $48,830 of interest income as a result of this action. During the three months ended September 30, 2004, we recognized interest income of $14,179 on this loan.

Nine months ended September 30, 2005 compared to nine months ended September 30, 2004.

Interest income increased by $853,521, or 17.96%, to $5,606,533 for the nine months ended September 30, 2005, from $4,753,012 for the nine months ended September 30, 2004. The increase in interest income resulted primarily from an increase of $738,384, or 17.50%, in interest and fee income from loans, $64,531, or 25.93%, in interest income from investment securities and $119,329, or 213.19%, in interest income from other interest earning assets (primarily consisting of interest earned on cash and cash equivalents and Federal Home Loan Bank stock), partially offset by a decrease of $68,723, or 30.19%, in interest income from mortgage backed securities.

The increase in interest income reflected a $20,680,000, or 16.00% increase in the average balance of interest-earning assets to $149,905,000 from $129,225,000, and an 8 basis point increase in the yield on average interest-earning assets to 4.99% for the nine months ended September 30, 2005 from 4.91% for the nine months ended September 30, 2004, reflecting an increase in market interest rates.

The increase in interest income and fees on loans was due to a $20,339,000, or 19.49% increase in average net loans receivable, from $104,363,000 to $124,702,000, offset by a 9 basis point decrease in average yield on net loans receivable. The yield declined because long term interest rates generally declined throughout the second part of 2004, and we made a large number of long-term fixed rate mortgage loans during that period. Also, as described above, interest income for the nine months ended September 30, 2005 was adversely affected by the non-accruing acquisition and development loan. During the nine months ended on September 30, 2005, we reversed $48,830 of interest income as a result of this action. During the three months ended September 30, 2004, we recognized interest income of $41,277 on this loan.

The increase in interest income from other interest earning assets was due to a $3,054,000, or 74.02% increase in average other interest earning assets, from $4,126,000 to $7,180,000, and a 143 basis point increase in the average yield on these assets (as a result of increases in short term market interest rates). Other interest earning assets increased primarily as a result of the additional capital received from the stock offering.

Interest Expense.

Three months ended September 30, 2005 compared to three months ended September 30, 2004.

Interest expense, which consists of interest paid on deposits and borrowings, increased by $155,327, or 19.04%, to $970,998 for the three months ended September 30, 2005 from $815,671 for the three months ended September 30, 2004. The increase in interest expense resulted from an increase in the average cost of interest-bearing liabilities. The average balance of deposits increased to $109,078,000 from $104,291,000 and the average cost of deposits increased by 42 basis points as a result of increased market interest rates. The average cost of borrowings increased by 78 basis points as a result of longer term borrowing at higher interest rates, offset by the average balance of borrowings decreasing to $24,833,000 from $31,500,000.

Nine months ended September 30, 2005 compared to nine months ended September 30, 2004.

Interest expense increased by $439,175, or 19.70%, to $2,668,987 for the nine months ended September 30, 2005 from $2,229,812 for the nine months ended September 30, 2004. The increase in interest expense resulted from an increase in the average balance and average cost of interest-bearing liabilities. The average balance of deposits increased to $107,733,000 from $100,376,000 and the average cost of deposits increased by 23 basis points as a result of increased market interest rates. The average balance of borrowings increased to $23,722,000 from $22,944,000 and the average cost of borrowings increased by 59 basis points as a result of longer term borrowings at higher interest rates.

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

Based on our evaluation of these factors, management made a provision of $12,017 and $12,000 for the three months ended September 30, 2005 and September 30, 2004, and a provision of $43,867 and $36,000 for the nine months ended September 30, 2005 and September 30, 2004. We had an automobile loan charge-off of $2,296 during the three and nine-month periods ended September 30, 2005. There were no loan charge-offs during the three and nine-month periods ended September 30, 2004. We used the same methodology and generally similar assumptions in assessing the allowance for these periods.

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

The allowance for loan losses totaled $460,300 or 0.33% of gross loans outstanding of $138,917,747 at September 30, 2005, compared to an allowance for loan losses of $399,189, or 0.34% of gross loans outstanding of $117,494,002 at September 30, 2004.

The following table summarizes the activity in the provision for loan losses for the three and nine months ended September 30, 2005 and 2004.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(Dollars in Thousands)
Balance at beginning of period	$447	$387	$413	$362

Charge-offs	2	—	2	—
Recoveries	3	—	5	1

Net charge-offs	1	—	3	1
Provision for loan losses	12	12	44	36

Ending balance	$460	$399	$460	$399

Ratio of net charge-offs (recoveries) during the period to average loans outstanding, net, during the period	—	—	—	—

Ratio of allowance of loan losses to total loans outstanding	0.33%	0.34%	0.33%	0.34%

Allowance for loan losses as a percent of total non-performing loans	32.63%	112.67%	32.63%	112.67%

Other Income.

Three months ended September 30, 2005 compared to three months ended September 30, 2004.

Historically, our non-interest income has been relatively modest and one of our strategic initiatives is to increase our non-interest income. Non-interest income increased $26,583, or 58.52%, to $72,011 for the three months ended September 30, 2005, as compared to $45,428 for the three months ended September 30, 2004. Rental income from our headquarters building increased modestly by $7,113 during the third quarter of 2005 as compared to the third quarter of 2004. As of September 30, 2005, we had leased 81% of the total leaseable space in our headquarters building. Currently, we intend to utilize the remaining space for future expansion and have ceased actively attempting to lease the remaining space. Our other income increased by $19,470, or 112.01%, to $36,852 for the three months ended September 30, 2005, as compared to $17,382 for the three months ended September 30, 2004. The increase is a result of receiving an additional $18,233 in connection with the sale of our ground rents, which occurred in June 2004. The additional proceeds are due to a purchase price adjustment on the sale.

Nine months ended September 30, 2005 compared to nine months ended September 30, 2004.

Non-interest income increased $143,482, or 499.97%, to $172,180 for the nine months ended September 30, 2005, as compared to $28,698 for the nine months ended September 30, 2004. The primary reason for the increase is because of the loss during the second quarter of 2004 on the sale of the ground rent portfolio. Rental income from our headquarters building increased $22,805 for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004. Our other income increased by $17,348, or 32.50%, to $70,720 for the nine months ended September 30, 2005, as compared to $53,372 for the nine months ended September 30, 2004. The increase is a result of receiving additional proceeds of $18,233 from the sale of our ground rents, as described above.

Non-interest Expense.

Three months ended September 30, 2005 compared to three months ended September 30, 2004.

Non-interest expense was $953,480 for the three months ended September 30, 2005 as compared to $718,278 for the three months ended September 30, 2004, an increase of $235,202, or 32.75%. The increase was due primarily to a $105,611 increase in compensation and related expenses and a $104,868 increase in other expenses, consisting primarily of network support and maintenance, professional services, and office supplies. The increase in compensation and related expenses reflected, among other items, the hiring of temporary security personnel at the Bel Air location in response to a robbery in January 2005, annual salary and insurance premium increases, and the accrual of non-cash compensation expenses under the Employee Stock Ownership Plan, Stock Option Plan and Recognition and Retention Awards Plan in the current quarter (none in 2004). We have determined that security at the Bel Air location is adequate and we will cease incurring this additional expense after November 2005. Much of the increase in professional services expenses is directly related to the legal fees associated with being a public company.

Nine months ended September 30, 2005 compared to nine months ended September 30, 2004.

Non-interest expense was $2,721,961 for the nine months ended September 30, 2005, as compared to $2,182,231 for the nine months ended September 30, 2004, an increase of $539,730 or 24.73%. The increase was due primarily to a $260,848, or 25.01%, increase in compensation and related expenses and a $239,124, or 66.11%, increase in other expenses, consisting primarily of network support and maintenance, professional services, office supplies and a robbery loss. Compensation and related expenses increased due to the hiring of a residential loan officer in March 2004, a commercial lender in April 2004, the hiring of temporary security personnel at our Bel Air location in March 2005, annual salary and insurance premium expenses and the accrual of non-cash compensation expenses under the Employee Stock Ownership Plan, Stock Option Plan and Recognition and Retention Awards Plan in the current quarter (none in 2004). The security related costs will terminate after November 2005. Much of the increase in professional services expenses is directly related to the legal fees associated with being a public company.

Income Tax Expense.

Three months ended September 30, 2005 compared to three months ended September 30, 2004.

The provision for income taxes decreased to $15,400 for the three months ended September 30, 2005 from $96,094 for the three months ended September 30, 2004, representing a decrease of $80,694. The decrease in the provision for income taxes was primarily due to our lower level of income before taxes.

Nine months ended September 30, 2005 compared to nine months ended September 30, 2004.

The provision for income taxes increased to $132,400 for the nine months ended September 30, 2005 from $130,600 for the nine months ended September 30, 2004, representing an increase of $1,800. The increase in the provision for income taxes was due to our higher level of income before taxes of $343,898 for the nine months ended September 30, 2005, as compared to $333,667 for the nine months ended September 30, 2004.

Analysis of Financial Condition

Assets.

General.

Our total assets increased by $6,056,971 or 3.78%, to $166,490,370 at September 30, 2005, from $160,433,399 at December 31, 2004. The increase in total assets resulted primarily from a $19,314,396, or 16.38% increase in net loans receivable, from $117,900,265 at December 31, 2004 to $137,214,661 at September 30, 2005. The increase was offset by a $1,947,489, or 27.90% decrease in mortgage backed securities-held to maturity, from $6,981,460 at December 31, 2004 to $5,033,971 at September 30, 2005 and an $11,671,032, or 74.83% decrease in cash and cash equivalents, from $15,596,947 at December 31, 2004 to $3,925,915 at September 30, 2005.

Cash and cash equivalents declined primarily because we invested the cash into new loans, and returned $1,452,720 of funds deposited with us by potential purchasers in our stock offering whose subscription funds were returned in January 2005.

Investment Securities.

The investment portfolio at September 30, 2005 amounted to $17,121,061, a decrease of $1,836,657, or 9.68%, from $18,957,718 at December 31, 2004. Investment securities – available for sale, increased $108,605, or 1.36%, to $8,089,316 at September 30, 2005 from $7,980,711 at December 31, 2004, primarily as a result of dividends credited to the account. Mortgage backed securities – held to maturity, decreased $1,947,489, or 27.90%, to $5,033,971 at September 30, 2005 from $6,981,460 at December 31, 2004, as a result of principal repayments.

The carrying value of available for sale securities includes a net unrealized loss of $188,018 at September 30, 2005 (reflected as accumulated other comprehensive loss of $115,405 in equity after deferred taxes) as compared to a net unrealized loss of $97,652 ($59,939 net of taxes) as of December 31, 2004. In general, this increase in unrealized loss was a result of rising interest rates.

Loan Portfolio.

Loans receivable, net, increased $19,314,396, or 16.38%, to $137,214,661 at September 30, 2005 from $117,900,265 at December 31, 2004. The commercial loan portfolio increased $2,156,401, or 45.31%, to $6,915,534 at September 30, 2005 from $4,759,133 at December 31, 2004. One-to-four family residential loans increased $16,279,745, or 15.53% to $121,134,272 at September 30, 2005 from $104,854,527 at December 31, 2004. Our loan customers are generally located in Baltimore City, Baltimore County and Harford County, Maryland.

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

Loans classified as nonaccrual and the associated unrecorded interest is as follows:

	September 30,		December 31,
	2005	2004	2004
Nonaccrual loans	$1,245,543	$354,306	$365,233
Unrecorded interest on nonaccrual loans	$55,788	$19,097	$22,732

Of the non-accrual loans, $1,080,183 consisted of the commercial land acquisition and development participation loan discussed above and $165,360 consisted of one-to-four residential mortgage loans at September 30, 2005.

We hold a 19% participation (approximately $1,080,183 in unpaid principal balance) in the commercial real estate acquisition and development loan referred to above. Although this loan became delinquent earlier in the year, we had continued to accrue interest on the loan because we believed that collection of all principal and interest on the loan was probable. Previously, we reported that we expected that a national homebuilder would purchase the property to build residential units as soon as the borrower developed the property to the “record plat stage,” at which time the loan would be paid in full, and that we expected that to occur prior to the end of the year.

As of the date of this filing, the national homebuilder has agreed to release the borrower from its purchase agreement with the national homebuilder. The participating banks are negotiating a 95-day forbearance agreement with the borrower for the purpose of allowing the borrower to negotiate the sale of the property. We anticipate that the forbearance agreement will be conditioned upon a new bank contracted appraisal with a minimum “as is” value of $7,500,000, versus a current whole loan outstanding balance of principal and unpaid interest of approximately $6,100,000 at September 30, 2005.

Due to these circumstances, we determined that placing the loan on non-accrual status was appropriate at this time. We continue to believe that the project is viable and that the land value provides adequate collateral protection. Ultimately, we believe we will receive all principal and interest on this loan, although there can be no assurance that that will be the case.

Non-accrual loans totaled 0.91% and .30% of net loans receivable at September 30, 2005 and September 30, 2004, respectively, and 0.31% of net loans receivable at December 31, 2004.

Real estate and other assets that we acquire as a result of foreclosure or by deed-in-lieu of foreclosure or repossession on collateral-dependent loans are classified as real estate owned or other repossessed assets until sold. Such assets are recorded at foreclosure or other repossession and updated quarterly at the lower of cost or estimated fair value less estimated selling costs. Any portion of the outstanding loan balance in excess of fair value is charged off against the allowance for loan losses. If, upon ultimate disposition of the property, net sales proceeds exceed the net carrying value of the property, a gain on sale of real estate or other assets is recorded. We did not have any real estate owned or other repossessed assets at September 30, 2005 or December 31, 2004.

Under current accounting guidelines, a loan is defined as impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due under the contractual terms of the loan agreement. We consider one- to four-family mortgage loans and consumer installment loans to be homogeneous and, therefore, do not separately evaluate them for impairment. All other loans are evaluated for impairment on an individual basis. We generally classify non-accrual loans as impaired and we are doing so in this instance, even though management feels that we will be able to collect all amounts due under the contractual terms of the loan agreement. As of September 30, 2005, no loan had been identified as impaired other than the non-accrual acquisition and development loan described above. We had no loans that were considered impaired at December 31, 2004.

Other than as disclosed, there are no other loans at September 30, 2005 about which management has serious doubts concerning the ability of the borrowers to comply with the present loan repayment terms.

Liabilities.

General.

Total liabilities increased by $5,853,094, or 4.07%, to $143,666,392 at September 30, 2005, from $137,813,298 at December 31, 2004. The increase in total liabilities primarily resulted from a $3,500,000, or 13.21% increase in borrowings, a $2,195,418, or 349.90% increase in checks outstanding in excess of bank balance, and a $331,112, or 100.52% increase in advance payments by borrowers for taxes and insurance, offset by a $313,852, or 48.65% decrease in other liabilities. Advance payments by borrowers for taxes and insurance increased because of the growth to the loan portfolio. The other liabilities consist primarily of accrued federal and state income taxes and accrued interest on Federal Home Loan Bank borrowings.

Deposits.

Deposits increased $140,416, or 0.13%, to $109,851,784 at September 30, 2005 from $109,711,368 at December 31, 2004. Certificates of deposits increased $8,275,669 to $75,762,588 at September 30, 2005 from $67,486, 919 at December 31, 2004. Savings and money market deposits decreased by $7,045,388 to $31,140,611 at September 30, 2005 from $38,185,999 at December 31, 2004, and demand and NOW accounts, which decreased by $1,089,865 to $2,948,585 at September 30, 2005 from $4,038,450 at December 31, 2004. We believe that, as savings deposit rates are beginning to rise, some customers are moving funds into higher-yielding investments, thus accounting for the increase in certificates of deposits and the decline in savings and money market deposits. In addition, the decrease in savings and money market deposits reflects $1,452,720 of funds deposited with us during the fourth quarter of 2004 by potential purchasers in our stock offering whose subscription funds were returned to them in January 2005.

Borrowings.

At September 30, 2005, we were permitted to borrow up to $94,015,403 from the Federal Home Loan Bank of Atlanta. We had $30,000,000 and $26,500,000 of Federal Home Loan Bank advances as of September 30, 2005 and December 31, 2004, respectively, and we averaged $23,722,222 and $23,916,667 of Federal Home Loan Bank advances during the nine months ended September 30, 2005 and the year ended December 31, 2004, respectively. The increase in borrowings reflects a new $8,500,000 Federal Home Loan Bank advance, offset by a maturing advance of $5,000,000 in March, 2005. We have relied on borrowing to a significant extent since the third quarter of 2003 to fund loan growth.

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

Our most liquid assets are cash and cash equivalents. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At September 30, 2005, cash and cash equivalents totaled $3,925,915. Securities classified as available-for-sale, which can provide additional sources of liquidity, totaled $8,089,316 at September 30, 2005. However, because all of these securities were in an unrealized loss position at September 30, 2005, and because management has the intent and ability to hold these securities until recovery or maturity, management does not consider these securities as a source of liquidity at September 30, 2005. Also, at September 30, 2005, we had advances outstanding of $30,000,000 from the Federal Home Loan Bank of Atlanta. On that date, we had the ability to borrow an additional $64,015,403.

At September 30, 2005, we had outstanding commitments to originate loans of $5,032,362 (excluding the undisbursed portions of loans). These commitments do not necessarily represent future cash requirements since certain of these instruments may expire without being funded. We also extend lines of credit to customers, primarily home equity lines of credit. The borrower is able to draw on these lines as needed, thus the funding is generally unpredictable. Unused home equity lines of credit amounted to $4,367,498 at September 30, 2005. Since the majority of unused lines of credit expire without being funded, it is anticipated that our obligation to fund the above commitment amount will be substantially less than the amounts reported.

Certificates of deposit accounts scheduled to mature within one year totaled $30,620,718 or 27.87% of total deposits at September 30, 2005. Management believes that the large percentage of deposits in shorter-term certificates of deposit reflects customers’ hesitancy to invest their funds in long-term certificates of deposit in the current low interest rate environment. If these deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and/or additional borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before September 30, 2006. We believe, however, that, based on past experience, a significant portion of our certificates of deposit will remain with us. We believe we have the ability to attract and retain deposits by adjusting the interest rates offered.

Our borrowings are with the Federal Home Loan Bank of Atlanta and are secured by Federal Home Loan Bank of Atlanta stock that we own and a blanket lien on mortgages. Borrowings at September 30, 2005 consisted of $6,500,000 of long term fixed rate advances with rates ranging from 2.83% to 4.90% and $23,500,000 of long term convertible rate advances with fixed rates ranging from 3.08% to 3.92%. If not repaid or converted to a different product, the convertible rate advances will convert from a fixed to a floating rate after periods ranging from one to five years.

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

Stockholders’ Equity

Total stockholders’ equity increased $203,877, or 0.90%, to $22,823,978 at September 30, 2005 from $22,620,101 at December 31, 2004 primarily as a result of net income of $211,498, partially offset by a $55,466 increase in accumulated other comprehensive loss (resulting from unrealized losses on investments available for sale, net of tax). We are considered “well capitalized” under the risk-based capital guidelines applicable to us.

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

Financial Instruments Whose Contract Amount Represents Credit Risk	Contract Amount At
	September 30, 2005	December 31, 2004
Lines of credit-home equity	$4,367,498	$3,602,774
Lines of credit-overdraft checking	96,739	13,523
Mortgage loan commitments	5,032,362	2,428,520

Lines of credit-home equity are lines of credit secured by second deeds of trust on residential real estate. They have fixed expiration dates as long as there is no violation of any condition established in the contract. We evaluate each customer’s credit worthiness on a case-by-case basis.

Our outstanding commitments to make mortgages are at fixed rates ranging from 5.00% to 7.50% and 4.875% to 5.75% at September 30, 2005 and December 31, 2004, respectively. Loan commitments expire 60 days from the date of the commitment.

For the nine months ended September 30, 2005, we engaged in no off-balance-sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

In addition, there were no changes in SFSB, Inc.’s or Slavie Federal Savings Bank’s internal controls over financial reporting (as defined in Rule 13a-15 or Rule 15d-15) under the Securities Act of 1934, as amended) during the quarter ended September 30, 2005, that have materially affected, or are reasonably likely to materially affect, SFSB, Inc.’s or Slavie Federal Savings Bank’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Submission of Matters to a Vote of Securities Holders.

None

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

SFSB, Inc.

Date: November 18, 2005	By:	/s/ Philip E. Logan
Philip E. Logan, President
(Principal Executive Officer)

Date: November 18, 2005	By:	/s/ Sophie Torin Wittelsberger
Sophie Torin Wittelsberger, Chief Financial Officer
(Principal Accounting and Financial Officer)