Form 10KSB
period 2005-12-31
SFSB, Inc.
filed 2006-03-30
CIK 1303026

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
OR
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE TRASITION PERIOD FROM________TO_________

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
Common Stock: par value $0.01 per share

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes ☐ No ☒

The issuer’s revenues for its most recent fiscal year were $7,954,000.

The aggregate market value of the common equity held by non-affiliates was $9,674,000 as of March 24, 2006, based on a sales price of $9.65 per share of Common Stock, which is the sales price at which shares of Common Stock were last sold in over the counter trading on March 24, 2006.

The number of shares outstanding of the issuer’s Common Stock was 2,975,625 as of March 24, 2006.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Stockholders for the Fiscal Year Ended December 31, 2005, which is filed as an exhibit to this Annual Report on Form 10-KSB, are incorporated by reference in Part II of this Annual Report on Form 10-KSB.

Portions of the Proxy Statement for the 2006 Annual Meeting of Stockholders of SFSB, Inc., to be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year, are incorporated by reference in Part III of this Annual Report on Form 10-KSB.

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

As part of the reorganization, we issued, at a price of $10.00 per share, 1,222,401 shares pursuant to a subscription offering to Slavie Federal Savings Bank’s depositors who held a deposit account at the bank as of December 31, 2002 and 116,630 shares to the Slavie Federal Savings Bank Employee Stock Ownership Plan, representing 45% of SFSB, Inc.’s outstanding common stock. The remaining 55% of SFSB, Inc.’s outstanding common stock is owned by Slavie Bancorp, MHC. Of the approximately $13,390,000 of gross proceeds, approximately $6,355,000 was contributed to Slavie Federal Savings Bank. So long as Slavie Bancorp, MHC exists, it will own a majority of the voting stock of SFSB, Inc.

Our cash flow depends on earnings from the investment of the net proceeds from the offering that we retained, and any dividends received from Slavie Federal Savings Bank. Currently, SFSB, Inc. does not own or lease any property. Instead, we use the premises, equipment and furniture of Slavie Federal Savings Bank. At the present time, we employ only persons who are officers of Slavie Federal Savings Bank to serve as officers of SFSB, Inc. We also use the support staff of Slavie Federal Savings Bank from time to time. We have not separately compensated these persons. We may hire additional employees, as appropriate, to the extent we expand our business in the future.

SFSB, Inc., as the holding company of Slavie Federal Savings Bank, is authorized to pursue other business activities permitted by applicable laws and regulations for savings and loan holding companies, which may include the acquisition of banking and financial services companies.

BUSINESS OF SLAVIE FEDERAL SAVINGS BANK

General

Our principal business consists of attracting deposits from the general public in our market area and investing those funds, together with funds generated from operations and borrowings, primarily in one- to four-family residential real estate loans and home equity loans. We also invest in commercial mortgage loans, land and construction loans, and investment securities.

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

Market Area

Currently, our primary market area is Baltimore City, Baltimore County and Harford County, Maryland. We service this market area from two offices, one in Harford County, Maryland and one in north-east Baltimore City, near the Baltimore County border. Prior to February 25, 2006, we also serviced the Harford County market through a second office, located in Edgewood, Maryland. Opened in November 2001, our Edgewood branch had been an active part of the community it served, but it was unable to generate the business necessary to keep it a viable part of our strategic plan. In October 2005, the Board of Directors approved the closing of the Edgewood location and it closed on February 24, 2006.

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

Our net loan portfolio totaled $144,609,000 at December 31, 2005, representing 84.52% of total assets. One- to four-family residential real estate mortgage loans represented $122,262,000, or 83.74%, of our total loan portfolio at December 31, 2005. Other loans secured by real estate include commercial mortgage loans, construction loans secured by single family properties and acquisition and development loans, which amounted to $5,402,000, $1,515,000 and $4,299,000, or 3.70%, 1.04% and 2.94% of the total loan portfolio at December 31, 2005. Commercial non-mortgage loans amounted to $1,481,000, or 1.01% of our total loan portfolio at December 31, 2005. The remainder of our portfolio was comprised of consumer loans, consisting primarily of home equity loans and lines of credit and other loans such as deposit account loans, home improvement loans and automobile loans. At December 31, 2005, home equity and other consumer loans totaled $10,439,000 and $610,000, respectively, or 7.15% and 0.42% of the total loan portfolio.

We believe that increasing loan diversification will increase our competitive profile and improve earnings through higher yields. In that regard, we have and will continue to increase our commercial real estate loan portfolio and continue to grow our commercial business loan portfolio. We have on staff an experienced commercial lender who has complimented our commercial lending strategy initiative. We focus our commercial lending activities on small to mid-size businesses in our market area and we will seek to distinguish ourselves by providing responsive personal service and local decision making.

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

A savings bank generally may not make loans to one borrower and related entities in an amount which exceeds 15% of its unimpaired capital and surplus, and an additional amount equal to 10% of unimpaired capital and surplus if the loan is secured by readily marketable collateral (generally financial instruments, but not real estate). At December 31, 2005, our regulatory limit on loans-to-one borrower was $2,568,000 and our five largest loans or groups of loans-to-one borrower, including related entities, aggregated $1,302,000, $1,205,000, $1,080,000, $994,000, $945,000. The third largest loan, a participation, was in default at December 31, 2005. Each of the remaining loans or groups of loans was performing in accordance with its terms at December 31, 2005.

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio by type of loan as of the dates indicated, including a reconciliation of gross loans receivable after consideration of the allowance for loan losses and net deferred fees.

	At December 31,
	2005		2004
	Amount	Percent	Amount	Percent
		(Dollars in Thousands)
Real Estate Loans:
One- to four-family	$122,262	83.74%	$104,854	88.37%
Commercial mortgage	5,402	3.70	2,990	2.52
Construction	1,515	1.04	300	0.25
Acquisition and development	4,299	2.94	1,254	1.06

Total real estate loans	133,478	91.42	109,398	92.20

Commercial non-real estate	1,481	1.01	516	0.44
Consumer Loans:
Home equity	10,439	7.15	8,066	6.80
Other	610	0.42	670	0.56

Total consumer loans	11,049	7.57	8,736	7.36

Total loans receivable, gross	146,008	100.0%	118,650	100.0%

Less:
Loan in process	(800)		(195)
Allowance for loan losses	(474)		(413)
Deferred loan fees (costs)	(125)		(142)

Total loans receivable, net	$144,609		$117,900

Maturity of Loan Portfolio. The following table presents certain information at December 31, 2005 regarding the dollar amount of certain loans maturing in our portfolio based on their contractual terms to maturity or scheduled amortization, but does not include the effect of possible prepayments or due on sale clause payments.

	Commercial Non R/E	Construction	Acquisition and Development
	(Dollars in Thousands)

One year or less	$688	$1,515	$2,382
After one year:
More than 1 to 5 years	500	-	491
More than 5 years	293	-	1,426

Total	1,481	1,515	4,299

Less:
Loans in process	-	800	-
Allowance for loan losses	15	15	43
Deferred loan fees (costs)	3	-	18

Total, net	$1,463	$700	$4,238

Total due after one year with fixed interest rates	$793	$-	$1,917
Total due after one year with adjustable interest rates	$-	$-	$-

Scheduled contractual maturities of loans do not necessarily reflect the actual expected term of the loan portfolio.

One- to Four-Family Residential Loans. Our primary lending activity consists of the origination of one- to four-family residential mortgage loans that are primarily secured by properties located in the greater Baltimore metropolitan area. At December 31, 2005, $122,262,000, or 83.74% of our total loan portfolio, consisted of one- to-four family residential loans. Generally, one- to four-family residential mortgage loans are originated in amounts up to 80% of the lesser of the appraised value or purchase price of the property, with private mortgage insurance required on loans with a loan-to-value ratio in excess of 80%. Fixed-rate loans are originated for terms of 5, 7, 10, 15, 20 and 30 years. At December 31, 2005, $121,894,000, or 99.70% of our one- to four-family residential mortgage loans were fixed-rate loans. Also, at December 31, 2005, our largest loan secured by one- to four-family real estate had a principal balance of $994,000 and was secured by a single-family residence. This loan was performing in accordance with its terms.

We also offer adjustable-rate mortgage loans with a one year adjustment period based on changes in a designated United States Treasury index. However, in the recent low interest rate environment, there has been very limited demand for these loans. We did not originate any adjustable rate one- to four-family residential loan during the year ended December 31, 2005. Our adjustable rate mortgage loans provide for maximum rate adjustments of 200 basis points per adjustment, with a lifetime maximum adjustment of 500 basis points. Our adjustable rate mortgage loans amortize over terms of up to 30 years.

Adjustable rate mortgage loans decrease the risk associated with changes in market interest rates by periodically repricing, but involve other risks because, as interest rates increase, the underlying payments by the borrower increase, thus increasing the potential for default by the borrower. At the same time, the marketability of the underlying collateral may be adversely affected by higher interest rates. Upward adjustment of the contractual interest rate is also limited by the maximum periodic and lifetime interest rate adjustments permitted by our loan documents, and therefore, is potentially limited in effectiveness during periods of rapidly rising interest rates. At December 31, 2005, only $368,000 or 0.30% of our one- to four-family residential mortgage loans had adjustable rates of interest.

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

Currently, we do not hold any negative amortization or any type of option adjustable rate mortgage (option ARM) loans in our loan portfolio. Also, the debt to income ratio on all adjustable rate loan products that are or will be held in our loan portfolio are or will be qualified by using a minimum of the fully indexed rate to determine the ability of the borrower to repay the loan. In the future, we anticipate that we may originate these types of loans (option ARMs or loans where the borrower is not qualified by the fully indexed rate) if we have an agreement from a correspondent lender prior to settlement to purchase the loan. In such a case, these loans would be designated as held for sale and would be delivered to the purchaser as soon as possible following settlement.

Commercial Real Estate Loans. At December 31, 2005, $5,402,000, or 3.70% of our total loan portfolio, consisted of commercial real estate loans. Commercial real estate loans are secured by office buildings, mixed use properties and other commercial properties. We generally originate commercial real estate loans with maximum terms of up to 30 years with a call feature. The maximum loan-to-value ratio of commercial real estate loans is 80%. At December 31, 2005, we had 21 commercial real estate loans with an average outstanding balance of $257,000. At December 31, 2005, our largest loan secured by commercial real estate had an outstanding balance of $945,000. At December 31, 2005, this loan and all of our other loans secured by commercial real estate were performing in accordance with their terms.

Commercial real estate lending entails significant additional risks as compared with one- to four-family residential property lending. Commercial real estate loans typically involve larger loan balances to single borrowers or groups of related borrowers. The payment experience on such loans typically is dependent on the successful operation of the real estate project, retail establishment or business. These risks can be significantly impacted by supply and demand conditions in the market for office and retail space and, as such, may be subject to a greater extent to adverse conditions in the economy generally. It is generally our policy to obtain annual financial statements on the borrower’s business or the project for which commercial real estate loans are originated. In addition, in the case of commercial real estate loans made to a partnership, limited liability company or a corporation, we seek, whenever possible, to obtain personal guarantees and annual financial statements from the principals of the entity. In general, prior to settlement of a commercial real estate loan, we require an appraisal and a Phase I Environmental Site Assessment Report.

Multi-Family Loans. We offer fixed-rate and adjustable rate multi-family real estate loans with amortization schedules of up to 30 years. We generally lend up to 80% of the property’s appraised value. Appraised values are typically determined by independent appraisers. In deciding to originate a multi-family loan, we review the creditworthiness of the borrower, the expected cash flows from the property securing the loan, the cash flow requirements of the borrower, the value of the property and the quality of the management involved with the property. We generally obtain the personal guarantee of the principals when originating multi-family real estate loans. At December 31, 2005, $20,000, or 0.01% of our total loan portfolio, consisted of a multi-family loan.

Multi-family real estate lending is generally considered to involve a higher degree of credit risk than one- to four-family residential lending. Such lending may involve large loan balances concentrated on a single borrower or group of related borrowers. We generally require a Phase I Environmental Site Assessment Report on this type of financing. In addition, the payment experience on loans secured by income producing properties typically depends on the successful operation of the related real estate project. Consequently, the repayment of the loan may be subject to adverse conditions in the real estate market or the economy generally.

Residential Construction Loans and Acquisition and Development Loans. We originate loans to finance the construction of residential dwellings and loans to acquire and develop land on which to construct residential dwellings. At December 31, 2005, $1,515,000, or 1.04% of our total loan portfolio, consisted of residential construction loans, and $4,299,000, or 2.94% of our total loan portfolio, consisted of acquisition and development loans. Of this amount, $2,702,000 constituted our interest in loan participations.

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

Acquisition and development loans typically are originated at the prime rate plus a negotiated margin and, generally, adjust at the effective date of any change in the Wall Street Journal published prime rate, with a term of up to 18 months plus any negotiated extensions. In some instances, loan structure includes an interest reserve account, under which the borrower finances projected interest costs as part of the loan amount. The bank draws this interest reserve account each month for the amount of interest owing until the project is completed. Loan to value ratios generally do not exceed 75%. Prior to settlement of an acquisition and development loan, we require an appraisal, Phase I Environmental Site Assessment Report and a budget of the development costs.

Acquisition, development and construction financing is generally considered to involve a higher degree of risk of loss than long-term financing on improved, occupied real estate. Risk of loss on such loans is dependent largely upon the accuracy of the initial estimate of the property’s value at completion of development or construction and the estimated cost (including interest) of development or construction. We attempt to mitigate this risk by closely monitoring construction of the project and granting funding draws only after periodic site inspections contracted by the bank and evidence of completed work is obtained. During the development or construction phase, a number of factors could result in delays and cost overruns. If the estimate of costs proves to be inaccurate, we may be required to advance funds beyond the amount originally committed to permit completion of the project. If the estimate of value proves to be inaccurate, we may be confronted, at or prior to the maturity of the loan, with a project having a value which is insufficient to assure full repayment. As a result of the foregoing, this type of lending often involves the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project rather than the ability of the borrower or guarantor to repay principal and interest. If we are forced to foreclose on a project prior to or at completion due to a default, there can be no assurance that we will be able to recover all of the unpaid balance of, and accrued interest on, the loan as well as related foreclosure and holding costs.

Commercial Business Loans. To diversify our loan portfolio, we have grown our commercial business loan portfolio. We have focused our commercial business lending activities on small to mid-size businesses in our market area and the loans were made for working capital or equipment financing. Typically, these loans are secured by equipment, machinery and other corporate assets and, typically, have terms from three to five years with either fixed rates or variable rates of interest. Commercial business loans generally have higher interest rates and shorter terms than one- to four-family residential mortgage loans, but they also may involve higher average balances, increased difficulty of loan monitoring and a higher risk of default since their repayment generally depends on the successful operation of the borrower’s business. We attempt to minimize these risks by limiting these loans to viable businesses and by obtaining personal guarantees from the borrowers whenever possible. At December 31, 2005, commercial business loans totaled $1,481,000, or 1.01% of the total loan portfolio.

Consumer Loans. We are authorized to originate loans for a wide variety of personal and consumer purposes. Consumer loans consist primarily of home equity loans and lines of credit, deposit account loans, home improvement loans, automobile loans and overdraft protection loans. At December 31, 2005, consumer loans totaled $11,049,000 or 7.57% of the total loan portfolio.

Home equity loans and lines of credit are secured by a real estate mortgage with a security interest in the borrower’s primary residence. These are fixed rate or variable rate loans indexed to the prime rate with terms of up to 20 years. At December 31, 2005, home equity loans totaled $10,439,000 or 7.15% of the total loan portfolio. At December 31, 2005, $5,679,000, or 54.40% of our home equity loans were fixed-rate loans and $4,760,000 or 45.60% of our home equity loans had adjustable rates of interest.

As indicated, we also offer deposit account loans for personal purposes, home improvement loans, automobile loans and overdraft protection loans. At December 31, 2005, $263,000 or 0.18% of our total loan portfolio consisted of deposit account loans, $203,000 or 0.14% of our total loan portfolio consisted of home improvement loans, $121,000 or 0.08% of our total loan portfolio consisted of automobile loans and $23,000 or 0.02% of our total loan portfolio consisted of overdraft protection loans.

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

New residential mortgage loans are generated primarily from current and former borrowers, walk-in customers, customer referrals and realtors. We grew our portfolio in this area as a result of hiring two in-house loan officers, one in March 2004 and the other in October 2005, as well as  through several correspondent relationships we established with independent residential mortgage loan brokers who operate in our market area.

Construction and acquisition and development loan originations come from builders and the same channels as residential mortgage loans. Similarly, commercial real estate loans are generated through contacts in the local community and the same channels as residential mortgage loans. We have increased originations of commercial real estate and commercial business loans by hiring an experienced commercial lender in April 2004. Consumer loans are primarily obtained from existing and walk-in customers.

Loan origination is further supported by advertising, cross-selling and community service by Slavie employees. Also, from time to time, we will purchase loan participations which meet our underwriting criteria from other financial institutions in our market area.

Residential mortgage loans are typically underwritten to secondary market (Fannie Mae and Freddie Mac) standards to facilitate the ability to sell loans and thereby limit interest rate risk and meet loan portfolio objectives. Historically, we have generally retained all originated loans in our portfolio. Our growth strategy contemplates that we will retain for our portfolio those loans meeting our interest rate risk and balance sheet composition targets and will sell the remaining loans in the secondary market on a servicing released basis. Our goal is to gradually increase to 20% the amount of fixed rate loans that we sell on the secondary market. Over time, we may evaluate selling loans on a servicing retained basis. To date, our secondary market activities remain limited. During 2005, we sold one residential mortgage loan with a principal balance of $155,000.

Loan Approval Procedures and Authority. The loan approval process is intended to assess the borrower’s ability to repay the loan, the viability of the loan, and the adequacy of the value of the property that will secure the loan. To assess the borrower’s ability to repay, among other things, we review the employment and credit history and information on the historical and projected income and expenses of mortgagors. We have established a loan committee consisting of the president/chief executive officer, senior vice-president/chief lending officer, vice-president of lending and the loan servicing manager. Currently, any two members of this committee have the authority to approve loans up to $313,000; loan applications over $313,000 are submitted to the executive loan committee consisting of either president/chief executive officer or the executive vice-president/chief lending officer and one non-management member of the board of directors for approval. In addition, the board of directors ratifies all loans approved by the loan and executive loan committees. All loan applications are processed at our main office.

We require appraisals of all real property securing loans. Appraisals are performed by independent licensed appraisers. All appraisers are approved by the board of directors annually. We require fire and extended coverage insurance in amounts at least equal to the principal amount of the loan.

The following table shows our loan origination and repayment activities for the periods indicated.

	Years Ended December 31,
	2005	2004
	(Dollars in Thousands)

Balance outstanding at beginning of period	$117,900	$93,210

Originations by Type:

Real Estate:
One- to four-family	27,444	30,228
Commercial-real estate	2,602	1,386
Commercial-non real estate	1,492	485
Construction(1)	2,654	695
Consumer loans:
Home equity	5,009	3,013
Other	49	201

Total loans originated	39,250	36,008
Total loans purchased	9,071	6,558

Less:
Total loans or participations sold	155	112
Principal repayments	21,457	17,764
Transfers to foreclosed real estate	-	-
Other(2)	-	-
Total deductions	21,612	17,876

Balance outstanding at end of period	$144,609	$117,900
___________
(1)	Includes acquisition and development loans.
(2)	Other items consist of loans in process, deferred loan origination fees, unearned interest and allowance for loan losses activity.

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

In accordance with Statement of Financial Accounting Standards No. 91, which pertains to the accounting for non-refundable fees and costs associated with originating or acquiring loans, our loan origination fees and certain related direct loan origination costs are offset, and the resulting net amount is deferred and amortized as interest income over the contractual life of the related loans as an adjustment to the yield of such loans. At December 31, 2005, we had $125,000 in net deferred loan fees.

Asset Quality

General. One of our key operating objectives has been and continues to be to maintain a high level of asset quality. Through a variety of strategies, which include aggressive marketing of foreclosed properties and repossessed assets and borrower workout arrangements, we have been proactive in addressing problem and non-performing assets. These strategies, as well as our emphasis on originating relatively low risk one- to four-family residential mortgage loans, quality underwriting, maintenance of sound credit standards for new loan originations and the relatively favorable real estate market conditions have supported maintenance of low delinquency ratios. Our balance of non-performing assets equaled $1,245,000 or 0.86% of total loans at December 31, 2005 and consisted of non-accruing loans, of which two are secured by one- to four-family properties totaling $165,000 and one is a commercial land acquisition and development participation loan totaling $1,080,000.

Collection Procedures. After a loan becomes 15 days delinquent, we deliver a computer generated delinquency notice to the borrower. A second delinquency notice is sent when the loan becomes 30 days delinquent. Once a loan becomes 60 days delinquent, we send an additional delinquency notice to the borrower and attempt to make personal contact with the borrower by letter from the head of the collection department or telephone to establish an acceptable repayment schedule. When a loan is 90 days delinquent and no acceptable resolution has been reached, we send the borrower a 15 day demand letter. After those 15 days, we will generally refer the matter to our attorney, who is authorized to commence foreclosure proceedings. Management is authorized to begin foreclosure proceedings on any loan after determining that it is prudent to do so. In cases where the borrower is willing to cooperate and implement a payment plan, we may delay the decision to foreclose.

Non-performing Loans and Assets. Loans are reviewed on a regular basis and are generally placed on non-accrual status when they become more than 90 days delinquent. When we classify a loan as non-accrual, we no longer accrue interest on such a loan and we reverse any interest previously accrued but not collected. Typically, payments received on a non-accrual loan are applied to the outstanding principal and interest as determined at the time of collection of the loan. We return a non-accrual loan to accrual status when factors indicating doubtful collection no longer exist and the loan has been brought current. We consider repossessed assets and loans that are 90 days or more past due to be non-performing assets.

Real estate and other assets that we acquire as a result of foreclosure or by deed-in-lieu of foreclosure or repossession on collateral-dependent loans are classified as real estate owned or other repossessed assets until sold. Such assets are recorded at foreclosure or other repossession and updated quarterly at the lower of cost or estimated fair value less estimated selling costs. Any portion of the outstanding loan balance in excess of fair value is charged off against the allowance for loan losses. If, upon ultimate disposition of the property, net sales proceeds exceed the net carrying value of the property, a gain on sale of real estate or other assets is recorded. We did not have any real estate owned or other repossessed assets at December 31, 2005 or December 31, 2004.

Under current accounting guidelines, a loan is defined as impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due under the contractual terms of the loan agreement. We consider one- to four-family mortgage loans and consumer installment loans to be homogeneous and, therefore, do not separately evaluate them for impairment. All other loans are evaluated for impairment on an individual basis. We generally classify non-accrual loans as impaired and we are doing so with respect to the $1,080,000 commercial land acquisition and development participation loan, even though management feels that we will be able to collect all amounts due under the contractual terms of the loan agreement. As of December 31, 2005, no other loans have been identified as impaired. We had no loans that were considered impaired at December 31, 2004.

The table below sets forth the amounts and categories of our non-performing assets at the dates indicated. During the periods presented, we did not have any troubled debt restructurings.

	At December 31,
	2005	2004
	(Dollars in Thousands)

Non-accruing real estate loans:
One- to four-family	$165	$365
Commercial real estate	-	-
Construction(1)	1,080	-
Non-accruing consumer loans:
Home equity	-	-
Other	-	-
Total non-accruing loans	$1,245	$365
Accruing loans delinquent 90 days or more	-	-
Total non-performing loans	1,245	365
Real estate owned	-	-
Total non-performing assets	$1,245	$365

Total as a percentage of total assets	0.73%	0.23%
Total as a percentage of total loans	0.86%	0.31%
_______________
(1) Includes acquisition and development loans.

For the years ended December 31, 2005 and December 31, 2004, gross interest income which would have been recorded had our non-accruing loans been current in accordance with their original terms amounted to $78,000, and $25,000 respectively. Interest income recognized on such loans for the years ended December 31, 2005 and December 31, 2004 was $11,000 and $17,000, respectively.

Of the non-accrual loans, at December 31, 2005, $1,080,000 consisted of a commercial land acquisition and development participation loan and $165,000 consisted of one-to-four residential mortgage loans. Non-accrual loans totaled 0.85% and .31% of net loans receivable at December 31, 2005 and December 31, 2004, respectively.

We hold a 19% participation in the $1,080,000 commercial land acquisition and development loan. Although this loan became delinquent in the fourth quarter of 2004, we had continued to accrue interest on the loan because we believed that collection of all principal and interest on the loan was probable. In the third quarter of 2005, we placed the loan on non-accrual status. As a result, we discontinued the accrual of interest and we reversed previously accrued interest. Previously, we reported that we expected a national homebuilder would purchase the property to build residential units as soon as the borrower developed the property to the “record plat” stage, at which time the loan would be paid in full, and that we expected that to occur prior to the end of 2005. In early November 2005, the national homebuilder agreed to release the borrower from its purchase agreement with the national homebuilder. On November 18, 2005, the participating banks successfully negotiated a 90-day Forbearance Agreement with the borrower for the purpose of allowing the borrower to negotiate the sale of the property. On February 7, 2006, the borrower executed a Letter Agreement with the national homebuilder to purchase the property in “as is” condition. The Letter Agreement was contingent upon completion of a feasibility study within 45 days of its execution. The national homebuilder has completed its feasibility study and, on March 27, 2006, approved the purchase of the property, subject to the municipality’s approval of road access plans. Subject to the municipality’s approval of road access plans, closing is anticipated to occur by the end of April 2006. The above referenced Forbearance Agreement was extended and runs coterminous with the Letter Agreement. The Letter Agreement references payment in full of principal, accrued interest and all costs of collection for this participation loan. As of the date of this filing, this participation loan continues to be on non-accrual status. We continue to believe the project is viable and that our collateral position is adequate. Ultimately, we believe we will receive all interest and principal on this loan, although there can be no assurance that this will be the case.

Other than as disclosed in the table and paragraph above, there are no other loans at December 31, 2005 about which management has serious doubts concerning the ability of the borrowers to comply with the present loan repayment terms.

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

On the basis of management’s review of its assets, at December 31, 2005, we had classified $1,245,000 of our assets as substandard (which consisted of two non-accruing loans secured by one- to four-family residential properties and one commercial land acquisition and development participation loan. At December 31, 2005, none of our assets were classified as special mention, doubtful or loss. The loan portfolio is reviewed on a monthly basis to determine whether any loans require classification in accordance with applicable regulations. All classified assets are included in non-performing assets for all periods presented.

The following table shows the aggregate amounts of our classified assets at the dated indicated.

	At December 31,
	2005	2004
	(Dollars in Thousands)
Special mention assets	$-	$-
Substandard assets	1,245	324
Doubtful assets	-	41
Loss assets	-	-

Total classified assets	$1,245	$365

Delinquencies. The following tables sets forth information concerning delinquent loans at December 31, 2005 and December 31, 2004, in dollar amounts and as a percentage of our total loan portfolio.

	At December 31, 2005				At December 31, 2004
	30-59 Days		60-89 Days		30-59 Days		60-89 Days
	Principal Balance of Loans	% of Total Loans	Principal Balance of Loans	% of Total Loans	Principal Balance of Loans	% of Total Loans	Principal Balance of Loans	% of Total Loans
	(Dollars in Thousands)

Real estate loans:
One- to four-family	$324	0.22%	$87	0.06%	$53	0.04%	$108	0.09%
Commercial real estate	-	-	-	-	1,080	0.91	-	-
Construction(1)	-	-	-	-	-	-	-	-
Commercial non-real estate:	-	-	-	-	-	-	-	-
Consumer loans:
Home equity					31	0.03	13	0.01
Other	6	0.00	5	0.00	53	0.05	12	0.01

Total delinquent loans	$330	0.22%	$92	0.06%	$1,217	1.03%	$133	0.11%
___________
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

We also review and establish, if necessary, an allowance for certain impaired loans for the amounts by which the discounted cash flows (or collateral value or observable market price) are lower than the carrying value of the loan. Under current accounting guidelines, a loan is defined as impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due under the contractual terms of the loan agreement. With respect to our $1,080,000 commercial land acquisition and development participation loan, we believe that the market value of the collateral is at least equal to our carrying value of the loan. Accordingly, we have not established a specific allowance for this loan.

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

The following table analyzes changes in the allowance for the periods presented.

	Years Ended December 31,
	2005	2004
	(Dollars in Thousands)

Balance at beginning of period	$413	$362

Charge-offs(1)	(2)	-
Recoveries	5	1
Net charge-offs	3	1
Provision for loan losses	58	50

Ending balance	$474	$413

Ratio of net charge-offs (recoveries) during the period to average loans outstanding, net, during the period	-%	-%
Ratio of allowance of loan losses to total loans outstanding	0.32%	0.35%
Allowance for loan losses as a percent of total non-performing loans	38.07%	113.15%
________
(1) Charge offs consisted of the principal loss on one automobile loan.

The following table sets forth information concerning the allocation of the allowance for loan losses by loan category at the dates indicated. The allocation of the allowance to each category is not necessarily indicative of future loss in any particular category and does not restrict the use of the allowance to absorb losses in other categories. During 2005, based on the factors described above, we reallocated the allowance among our loan categories to reflect our current beliefs regarding the collectibility of loans in our portfolio. The large increase in the allocation to acquisition and development loans is due to the $1,080,000 participation described above. The allowance for this loan at December 31, 2005 was $108,000.

	At December 31,
	2005			2004
	Amount of Loan Loss Allowance	Loan amounts by Category	Percent of Loans in Each Category to Total Loans	Amount of Loan Loss Allowance	Loan amounts by Category	Percent of Loans in Each Category to Total Loans
			(Dollars in Thousands)

One- to four-family	$219	$122,262	83.74%	$238	$104,854	88.37%
Commercial real estate	54	5,402	3.70	30	2,990	2.52
Commercial non R/E	15	1,481	1.01	1	516	0.44
Construction	1	1,515	1.04	3	300	0.25
Acquisition and development	140	4,299	2.94	13	1,254	1.06
Home equity	5	10,439	7.15	81	8,066	6.80
Other consumer	40	610	0.42	47	670	0.56

Total	$474	$146,008	100.00%	$413	$118,650	100.00%

The following table sets forth information concerning the amount of the allowance for loan losses that is allocated to each of the three key components of the allowance: the specific allowance for identified problem loans, the general allowance on certain identified problem loans and the general allowance on the remainder of the loan portfolio.

	At December 31,
	2005		2004
	Amount of Allowance	Percent of Allowance	Amount of Allowance	Percent of Allowance
		(Dollars in Thousands)

Specific allowance	$-	-%	$-	-%
General (identified problem loans)	125	26.37	53	12.83
General (all other loans)	349	73.63	360	87.17

Total	$474	100.00%	$413	100.00%

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

At December 31, 2005, our investment portfolio consisted of $3,998,000 in federal agency securities classified as held to maturity, $8,153,000 in mutual fund securities (which invests in adjustable rate mortgages) classified as available for sale, $1,955,000 in Federal Home Loan Bank of Atlanta stock and $632,000 in other interest earning assets, consisting of federal funds sold. We also invest in mortgage-backed securities, all of which are guaranteed by the United States Government or agencies thereof, and all of which are classified as held to maturity. At December 31, 2005, our mortgage-backed securities totaled $4,525,000, consisting of $2,471,000 in fixed-rate mortgage-backed securities guaranteed by the Federal National Mortgage Association (Fannie Mae) and the Federal Home Loan Mortgage Corporation (Freddie Mac), and $2,054,000 in adjustable rate mortgage-backed securities guaranteed by the Government National Mortgage Association (Ginnie Mae).

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

	At December 31,
	2005		2004
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
		(Dollars in Thousands)

Securities available for sale:
ARM mutual fund	$8,358	$8,153	$8,078	$7,981

Total available for sale	$8,358	$8,153	$8,078	$7,981

Securities held to maturity:
United States government agency securities	$3,998	$3,884	$3,996	$3,957

Mortgage-backed securities:
Ginnie Mae	2,054	2,036	3,529	3,534
Fannie Mae	296	298	466	474
Freddie Mac	2,175	2,096	2,986	2,950
Total mortgage-backed securities	4,525	4,430	6,981	6,958

Total held to maturity	$8,523	$8,314	$10,977	$10,915

The following table sets forth the maturities and weighted average yields of securities at December 31, 2005. Adjustable rate mortgage-backed securities are included in the period in which interest rates are next scheduled to adjust.

	Less than 1 Year		1 to 5 Years		5 to 10 Years		Over 10 Years		Total Securities
	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
	(Dollars in Thousands)
Securities available for sale:
ARM mutual fund	$8,153	4.22%	-	-	-	-	-	-	$8,153	4.22%
Total available for sale	8,153	4.22	-	-	-	-	-	-	8,153	4.22

Securities held to maturity:
United States government agency securities	-	-	$2,998	3.11%	-	-	$1,000	5.625%	$3,998	3.74%
Mortgage-backed securities:
Ginnie Mae	2,054	4.16		-	-	-	-	-	2,054	4.16
Fannie Mae	-	-	296	5.50	-	-	-	-	296	5.50
Freddie Mac	-	-	2,175	4.76	-	-	-	-	2,175	4.76

Total mortgage-backed securities	2,054	4.16	2,471	4.85	-	-	-	-	4,525	4.54

Total held to maturity	2,054	4.16	5,469	3.90	-	-	1,000	5.625	8,523	4.17

Total	$10,207	4.21%	$5,469	3.90%	-	-	$1,000	5.625%	$16,676	4.19%

Sources of Funds

General. Deposits have traditionally been the primary source of funds for use in lending and investment activities. In addition to deposits, funds are derived from repayments (including prepayments) of outstanding loans, mortgage-backed and investment securities and operating revenue. While scheduled loan payments and income on earning assets are relatively stable sources of funds, deposit inflows and outflows can vary widely and are influenced by various economic factors. Borrowings are also used on a short-term basis to compensate for reductions in the availability of funds, and on a longer term basis for general operational purposes. Over the last 24 months, we have increasingly relied upon borrowings from Federal Home Loan Bank of Atlanta to support loan growth.

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

To provide additional convenience to our customers, we affiliated with an ATM network and offer online banking with bill paying capabilities. Affiliating with an ATM network allows our customers to use the ATM machines of another larger financial institution without charge. Currently, we have three ATM machines, two drive-up machines at each of our offices and a cash dispensing machine located inside our headquarters building.

The flow of deposits is influenced significantly by general economic conditions, changes in money market and other prevailing interest rates and levels of competition. We believe the variety of deposit accounts offered allows us to be competitive in obtaining funds and responding to changes in consumer demand. Based on experience, management believes its deposits to be relatively stable. However, the ability to attract and maintain certificates of deposit, and the rates paid on these deposits, have been and will continue to be significantly affected by market conditions. At December 31, 2005, $76,900,000, or 70.15% of our deposit accounts were certificates of deposit, of which $41,073,000 have maturities of one year or less.

Deposit Accounts. The following table sets forth the dollar amount of deposits in the various types of deposit accounts we offered as of the dates indicated.

	At December 31,
	2005		2004
	Weighted Average Rate	Amount	Weighted Average Rate	Amount
	(Dollars in Thousands)
NOW & Money Market Demand	0.722%	$15,117	0.744%	$17,812
Savings deposits	1.66	16,787	1.544	22,711
Certificates of deposit	3.80	76,900	3.366	67,487
Accrued interest payable	---	1	--	5
Non-interest bearing deposit	---	818	--	1,696

Total	3.022%	$109,623	2.511%	$109,711

Deposit Activity. The following table sets forth the deposit activities for the periods indicated.

	Years Ended December 31,
	2005	2004
	(Dollars in Thousands)
Beginning of period	$109,711	$97,824
Net deposits (withdrawals)	(3,076)	9,359
Interest credited on deposit accounts	2,988	2,528
Total increase (decrease) in deposit account	(88)	11,887
Ending balance	$109,623	$109,711
Percent increase (decrease)	(0.08)%	12.15%

Large Certificates of Deposits. The following table indicates the amount of certificates of deposit as of December 31, 2005, by time remaining until maturity.

	Three months or less	Over three months to six months	Over six months to twelve months	Over twelve months	Total
	(Dollars in Thousands)
Certificates of deposit:
Less than $100,000	$8,118	$8,312	$15,533	$23,099	$55,062
$100,000 or more	2,511	1,659	4,940	12,728	21,838

Total	$10,629	$9,971	$20,473	$35,827	$76,900

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

At December 31, 2005, Slavie Federal Savings Bank was permitted to borrow up to $51,000,000 from the Federal Home Loan Bank of Atlanta. We had $36,000,000 and $26,500,000 of Federal Home Loan Bank advances as of December 31, 2005 and December 31, 2004, respectively, and we averaged $26,250,000 and $23,917,000 of Federal Home Loan Bank advances during the years ended December 31, 2005 and December 31, 2004, respectively. The increase in borrowings reflects a new $49,500,000 in Federal Home Loan Bank advances, offset by maturing advances of $40,000,000. We have relied on borrowing to a significant extent since the third quarter of 2003 to fund loan growth.

The following table sets forth certain information regarding the Federal Home Loan Bank advances for the periods indicated. The table indicates both long and short-term borrowings.

	Years Ended December 31,
	2005	2004
	(Dollars in Thousands)
FHLB Advances:
Maximum month-end balance	$36,000	$26,500
Balance at end of period	36,000	26,500
Average balance	26,250	23,917

Weighted average interest rate at end of period	3.68%	2.42%
Weighted average interest rate during period	3.07%	2.29%

Personnel

As of December 31, 2005, we had 28 full-time employees and 22 part-time employees. Our employees are not represented by any collective bargaining group. Management believes that we have good relations with our employees.

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

Slavie Federal Savings Bank has one subsidiary, Slavie Holdings, LLC, which was formed as a Maryland limited liability company in August 1999 to acquire and manage the real property located at 1614 Churchville Road, Bel Air, Maryland. The Churchville Road property houses our main office and corporate headquarters. The property also houses mixed use office space, which is available for lease.

FEDERAL AND STATE TAXATION

Federal Taxation

General. SFSB, Inc. and Slavie Federal Savings Bank are subject to federal income taxation in the same general manner as other corporations, with some exceptions discussed below. Slavie Federal Savings Bank’s tax returns have not been audited during the past six years. The following discussion of federal taxation is intended only to summarize certain pertinent federal income tax matters and is not a comprehensive description of the tax rules applicable to SFSB, Inc. or Slavie Federal Savings Bank.

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

Net Operating Loss Carryovers. A financial institution may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. At December 31, 2005, Slavie Federal Savings Bank had no net operating loss carryforwards for federal income tax purposes.

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

Potential Tax Liability Attributable to Bad Debt Reserve. Slavie Federal Savings Bank was allowed special deductions for additions to a reserve for bad debts calculated at various percentages of taxable income for taxable years through 1987. If the reserves deducted under that method are later used for purposes other than to absorb loan losses, including distributions in liquidations, they will be subject to federal income tax at the then current corporate rate. In addition, Slavie Federal Savings Bank must maintain mortgage loans at or above the December 31, 1987 level to receive current tax deductions for losses on loans. Retained earnings attributable to these reserves include $1,580,000 for which no provision for federal income tax has been made. The unrecorded potential income tax liability on this amount is $610,000.

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

At December 31, 2005, Slavie Federal Savings Bank’s capital exceeded all applicable requirements.

Loans-to-One Borrower. A federal savings bank generally may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. As of December 31, 2005, Slavie Federal Savings Bank was in compliance with the loans-to-one borrower limitations.

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

A savings bank that fails the qualified thrift lender test must either convert to a bank charter or operate under specified restrictions. At December 31, 2005, Slavie Federal Savings Bank maintained approximately 89.93% of its portfolio assets in qualified thrift investments.

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

At December 31, 2005, Slavie Federal Savings Bank met the criteria for being considered “well-capitalized.”

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

Federal Home Loan Bank System. Slavie Federal Savings Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions. As a member of the Federal Home Loan Bank of Atlanta, Slavie Federal Savings Bank is required to acquire and hold shares of capital stock in the Federal Home Loan Bank in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its borrowings from the Federal Home Loan Bank, whichever is greater. As of December 31, 2005, Slavie Federal Savings Bank was in compliance with this requirement.

Federal Reserve System

The Federal Reserve Board regulations require savings banks to maintain non-interest-earning reserves against their transaction accounts, such as negotiable order of withdrawal and regular checking accounts. At December 31, 2005, Slavie Federal Savings Bank was in compliance with these reserve requirements.

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

The Act also increases the oversight of, and codifies certain requirements relating to audit committees of public companies and how they interact with the company’s “registered public accounting firm.” In addition, companies must disclose whether at least one member of the committee is a “financial expert” (as such term is defined by the Securities and Exchange Commission) and if not, why not. Under the Act, a company’s registered public accounting firm will be prohibited from performing statutorily mandated audit services for a company if such company’s chief executive officer, chief financial officer, comptroller, chief accounting officer or any person serving in equivalent positions had been employed by such firm and participated in the audit of such company during the one-year period preceding the audit initiation date. The Act also prohibits any officer or director of a company or any other person acting under their direction from taking any action to fraudulently influence, coerce, manipulate or mislead any independent accountant engaged in the audit of the company’s financial statements for the purpose of rendering the financial statements materially misleading. The Act also requires the company’s registered public accounting firm that issues the audit report to attest to and report on management’s assessment of the company’s internal controls, although this requirement has been delayed for small business issuers like us until 2007.

Although we anticipate that we will incur additional expense in complying with the provisions of the Sarbanes-Oxley Act and the regulations that have been promulgated to implement the Sarbanes-Oxley Act, management does not expect that such compliance will have a material impact on our results of operations or financial condition.

FORWARD LOOKING STATEMENTS

Some of the matters discussed in this annual report including under the captions “Business of SFSB, Inc.,” “Business of Slavie Federal Savings Bank,” “Risk Factors,” “Management’s Discussion And Analysis Of Financial Condition And Results Of Operations” and elsewhere in this annual report include forward-looking statements. These forward-looking statements include statements regarding profitability, liquidity, allowance for loan losses, interest rate sensitivity, market risk and financial and other goals. Forward-looking statements often use words such as “believe,” “expect,” “plan,” “may,” “will,” “should,” “project,” “contemplate,” “anticipate,” “forecast,” “intend”, or other words of similar meaning. You can also identify them by the fact that they do not relate strictly to historical or current facts. When you read a forward-looking statement, you should keep in mind the risk factors described below and any other information contained in this annual report which identifies a risk or uncertainty. SFSB, Inc.’s actual results and the actual outcome of SFSB, Inc.’s expectations and strategies could be different from that described in this annual report because of these risks and uncertainties and you should not put undue reliance on any forward-looking statements. All forward-looking statements speak only as of the date of this filing, and SFSB, Inc. undertakes no obligation to make any revisions to the forward-looking statements to reflect events or circumstances after the date of this filing or to reflect the occurrence of unanticipated events.

RISK FACTORS

You should consider carefully the following risks, along with the other information contained in this annual report. The risks and uncertainties described below are not the only ones that may affect us. Additional risks and uncertainties also may adversely affect our business and operations. If any of the following events actually occur, our business and financial results could be materially adversely affected.

Rising Interest Rates May Hurt Our Profits and Assets Value.

Interest rates, although they have risen recently, are at historically low levels. As a result of low interest rates, we have experienced strong demand for fixed rate loans, and as of December 31, 2005, $121,978,000, or 83.54%, of our loans had fixed rates. If interest rates continue to rise, our net interest income and the value of our assets likely would be reduced because the interest paid on interest-bearing liabilities, such as deposits and borrowings, would increase more quickly than interest received on interest-earning assets, such as loans and investments. Our interest rate spread (the difference between the average yield earned on our interest-earning assets and the average rate paid on our interest-bearing liabilities) was 2.22% for the year ended December 31, 2005 compared to 2.46% for the year ended December 31, 2004. Our net interest margin (net interest income as a percentage of average interest-earning assets) was 2.57% for the year ended December 31, 2005 compared to 2.58% for the year ended December 31, 2004. If interest rates continue to rise, our interest rate spread and net interest margin could be further compressed, which would have a negative effect on our profitability.

Changes in interest rates also affect the value of our interest-earning assets. According to Office of Thrift Supervision calculations, as of December 31, 2005, if interest rates increase by 1%, the net value of our assets (our net portfolio value) will decrease by 17%. If interest rates increase by 2%, the net value of our assets (our net portfolio value) will decrease by 37%. For further discussion of how changes in interest rates could impact us, see “Management’s Discussion and Analysis of Results of Operations and Financial Condition - Management of Market Risk.”

Our Intended Increased Focus on Commercial Real Estate and Commercial Business Loans May Not be Successful.

We intend to grow our commercial loan portfolio, an area in which we do not have substantial past experience, in order to increase both our interest and non-interest income. We may not be successful in implementing this strategy and/or in managing the anticipated growth as a result of this strategy.

We Have Limited Recognition and Reputation in the Markets in Which We Will Seek to Expand Our Business.

In recent years we have proactively sought to position our offices in response to changing market dynamics and the outmigration of our historic target customer group, the Slavic-American population. Thus, in 1976, we relocated our Baltimore City office to the Baltimore County border. In November 2001, we opened two locations in Harford County, Maryland, a suburban market which features rapid population growth and high per capita income, and moved our headquarters to Harford County. However, our small size, our closing the Edgewood (Harford County) office in February 2006 and lack of a physical presence in Baltimore County, have resulted in limited name recognition and reputation in Harford County and Baltimore County.

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

Mr. Logan is our chairman, president and chief executive officer, Mr. Wagner is our executive vice president, chief lending officer, secretary and a member of our board of directors, and Mrs. Wittelsberger is our vice president and chief financial officer. Mr. Logan, Mr. Wagner and Mrs. Wittelsberger provide valuable services to us and would be difficult to replace. Although we have entered into employment agreements with Mr. Logan, Mr. Wagner and Mrs. Wittelsberger, if any one of them were to leave for any reason, our business could suffer. Moreover, we do not maintain “key-man” life insurance on Messrs. Logan or Wagner or Mrs. Wittelsberger.

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

We are particularly susceptible to this risk because a large portion of our loans are of relatively recent origin due to our growth over the past three years. In general, loans do not begin to show signs of credit deterioration or default until they have been outstanding for some period of time, a process we refer to as “seasoning.” As a result, a portfolio of older loans will usually behave more predictably than a newer portfolio. Because a large portion of our loan portfolio is relatively new, the current level of delinquencies and defaults may not be representative of the level that will prevail when the portfolio becomes more seasoned, which may be higher than current levels. If delinquencies and defaults increase, we may be required to increase our provision for loan losses.

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

Our Stock Benefit Plans Increase Our Expenses, Which Reduce Our Profitability and Stockholders’ Equity.

We have recognized annual material employee compensation and benefit expenses stemming from the securities purchased or granted to employees, officers and directors under our employee stock ownership plan and the equity benefit plans we adopted with shareholders’ approval in 2005. In 2005, these expenses totaled $108,000. We cannot predict the total actual amount of these expenses because applicable accounting practices require that they be based on the fair market value of the securities at specific points in the future. We recognize expenses for our employee stock ownership plan when shares are released to participants’ accounts and recognize expenses for restricted stock awards over the vesting period of awards made to recipients. We also recognize expenses in connection with grants of stock options.

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

Item 2. Description of Property

We conduct our business through our main office and one branch offices. The net book value of our premises, land and equipment was $5,612,000 at December 31, 2005. The following table provides certain information with respect to our offices as of December 31, 2005:

Location	Leased or Owned	Year Acquired or Leased	Net Book Value of Property and Leasehold Improvements	Deposits at December 31, 2005
(In Thousands)

Main Office 1614 Churchville Road Bel Air, MD 21015	Owned	2001	$5,150	$18,259

Branch Office 3700 East Northern Pkwy Baltimore, MD 21206	Owned	1976	$ 338	$86,539

Branch Office 601 Edgewood Road Edgewood, MD 21040	Leased(1)	2001	$ 124	$ 4,825
____________________
(1) The lease for this space expires on April 30, 2006 and it was not renewed. Although the Edgewood office had been an active part of the community it served, it was unable to generate the business necessary to keep it a viable part of our strategic plan. We closed this branch on February 24, 2005.

Item 3. Legal Proceedings

We are not involved in any pending legal proceedings as a defendant other than routine legal proceedings occurring in the ordinary course of business. At December 31, 2005, we were not involved in any legal proceedings the outcome of which would be material to our financial condition or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted during the fourth quarter of the year ended December 31, 2005 to a vote of security holders of SFSB, Inc.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Common Stock

As of March 24, 2006, the number of holders of record of SFSB, Inc.’s common stock was approximately 143. SFSB, Inc.’s common stock is traded on the Over the Counter Bulletin Board (“OTCBB”) under the symbol “SFBI.OB.”

SFSB, Inc. first issued shares of common stock on December 30, 2004 and trading began on the OTCBB on December 31, 2004. Accordingly, there was only one date of trading in the common stock during 2004. The following table reflects the high and low sales information as reported on the OTCBB for the periods presented. Quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not represent actual transactions.

	2005 Bid Price Range		2004 Bid Price Range
Quarter	High	Low	High	Low
1st	$10.95	$9.00	$-	$-
2nd	9.35	8.40	-	-
3rd	9.40	8.95	-	-
4th	9.90	9.10	11.00	10.75

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

If we pay dividends to our stockholders, we also will be required to pay dividends to Slavie Bancorp, MHC, unless Slavie Bancorp, MHC elects to waive the receipt of dividends. We anticipate that Slavie Bancorp, MHC will waive dividends paid by us. As a result of Slavie Bancorp, MHC’s waiver of dividends, we will have additional capital (in the amount of the waived dividend), which we will be able to use in our and/or Slavie Federal Savings Bank’s business. Any decision to waive dividends will be subject to regulatory approval. Under Office of Thrift Supervision regulations, public stockholders would not be diluted for any dividends waived by Slavie Bancorp, MHC in the event Slavie Bancorp, MHC converts to stock form. See “Item 1. Description of Business - Supervision and Regulation - Holding Company Regulation - Waivers of Dividends by Slavie Bancorp, MHC.”

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

We currently have no intention to initiate any action which would lead to a return of capital (as distinguished from a dividend) to our stockholders. Regulations of the Office of Thrift Supervision prohibit a return of capital through December 31, 2008, the end of the term of the business plan that we submitted to the Office of Thrift Supervision in connection with our 2004 public offering.

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

Stock Repurchase

On November 21, 2005, SFSB, Inc.’s board of directors adopted a stock repurchase program to acquire up to 53,561 shares, or approximately 4% of its outstanding common stock held by persons other than Slavie Bancorp, MHC. Stock purchases are made from time to time in the open market at the discretion of the management. The repurchase program is dependent upon market conditions and other applicable legal requirements and will be undertaken within a 12-month period. As of December 31, 2005, SFSB, Inc. had repurchased 10,000 shares on the open market at an average cost of $9.60 per share to fund its employee stock ownership plan. In accordance with the terms of the stock repurchase program, SFSB, Inc. is authorized to purchase an additional 43,561 shares before November 21, 2006.

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

Item 8B. Other Information

On October 3, 2005, our Board of Directors determined that we would close our Edgewood branch. On October 26, 2005, we sent a letter to Benfield Properties, LLC, the landlord of our Edgewood office, terminating the lease for 601 Edgewood Road. Absent the sending of such notice, by its terms the lease would have renewed for an additional five year term on April 1, 2006.

Opened in November 2001, our Edgewood branch had been an active part of the community it served, but it was unable to generate the business necessary to keep it a viable part of our strategic plan. In November 2005, we received regulatory approval to close our Edgewood location and we closed the branch on February 24, 2006.

In 2005, we incurred $49,000 in expenses related to the acceleration of depreciation on the leasehold improvements of the Edgewood branch. We will incur approximately $98,000 of additional expenses in the first quarter of 2006 in connection with closing the branch, primarily related to the acceleration of depreciation on the leasehold improvements.

PART III.

Item 9. Directors, Executive Officers, Promoters, Control Persons; Compliance with Section 16(a) of the Exchange Act

Code of Ethics

SFSB, Inc.’s Board of Directors has adopted a code of ethics that applies to its principal executive officer, principal accounting officer or controller, or persons performing similar functions. That Code of Ethics for Senior Financial Officers has been posted on Slavie Federal Savings Bank’s internet at www.slavie.com. A copy of the Code of Ethics for Senior Financial Officers is also included as an exhibit to this annual report.

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

Item 13. Exhibits

(a)	Exhibits.

	Exhibit No.	Description of Exhibits

	2*	Slavie Federal Savings Bank Second Amended and Restated Plan of Reorganization from a Mutual Savings Bank to a Mutual Holding Company and Stock Issuance Plan

	3.1*	Federal Stock Charter of SFSB, Inc.

	3.2*	Bylaws of SFSB, Inc.

	4*	Form of Common Stock certificate of SFSB, Inc.

	4.1	Advances and Security Agreement between Slavie Federal Savings Bank and the Federal Home Loan Bank of Atlanta

	10.1*	Form of Employee Stock Ownership Plan, as amended

	10.2**	Loan Documents relating to Employee Stock Ownership Plan

	10.3#	Employment Agreement between Slavie Federal Savings Bank and Philip E. Logan

	10.4#	Employment Agreement between Slavie Federal Savings Bank and Charles E. Wagner, Jr.

	10.5#	Employment Agreement between Slavie Federal Savings Bank and Sophie T. Wittelsberger

	10.6*	Lease Agreement between Benfield Properties, LLC and Slavie Federal Savings Bank

	10.7	Termination Letter for Lease Agreement between Benfield Properties, LLC and Slavie Federal Savings Bank

	10.8#	Terms of Retirement Benefit Paid to Former President Roger Schueler

	10.9##	Form of 2005 Stock Option Plan

	10.10##	Form of 2005 Recognition and Retention Plan

	10.11##	Form of Employee Stock Option Agreement

	10.12##	Form of Director Stock Option Agreement

	10.13##	SFSB, Inc. and Slavie Federal Savings Bank Director Compensation Policy

	10.14###	Form of Restricted Stock Agreement

	10.15@	Amendment to Employment Agreement between Slavie Federal Savings Bank and Philip E. Logan

	10.16@	Amendment to Employment Agreement between Slavie Federal Savings Bank and Charles E. Wagner, Jr.

	10.17@	Amendment to Employment Agreement between Slavie Federal Savings Bank and Sophie T. Wittelsberger

10.18@@	Amendment to Employment Agreement between Slavie Federal Savings Bank and Sophie T. Wittelsberger

13	Annual Report to Stockholders

14#	Code of Ethics for Senior Financial Officers

21	Subsidiaries of Registrant

23.1	Consent of Beard Miller Company LLP

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

The exhibits which are denominated with one number sign (#) were previously filed by SFSB, Inc. as a part of, and are hereby incorporated by reference from, SFSB, Inc.’s Annual Report on Form 10-KSB filed on March 30, 2005.

The exhibit which are denominated with two number signs (##) were previously filed by SFSB, Inc. as a part of, and is hereby incorporated by reference from, SFSB, Inc.’s Current Report on Form 8-K filed on August 5, 2005.

The exhibits which is denominated with three number signs (###) was previously filed by SFSB, Inc. as a part of, and are hereby incorporated by reference from, SFSB, Inc.’s Current Report on Form 8-K filed on August 26, 2005.

The exhibits which are denominated with the sign @ were previously filed by SFSB, Inc. as a part of, and are hereby incorporated by reference from, SFSB, Inc.’s Quarterly Report on Form 10-QSB filed on May 13, 2005.

The exhibit which is denominated with two @@ signs was previously filed by SFSB, Inc. as a part of, and is hereby incorporated by reference from, SFSB, Inc.’s Quarterly Report on Form 10-QSB filed on August 15, 2005.

Note: Exhibits 10.3 through 10.5, 10.13, and 10.15 through 10.18 relate to management contracts or compensatory plans or arrangements.

Item 14. Principal Accountant Fees and Services.

Audit and Non-Audit Fees

The following table presents fees for professional audit services rendered by Beard Miller Company LLP for the audit of SFSB, Inc.’s annual consolidated financial statements for the year ended December 31, 2005 and the audit of Slavie Federal Savings Bank’s annual consolidated financial statements for the year ended December 31, 2004, and fees billed for other services rendered by Beard Miller Company LLP during those periods.

	Years Ended December 31,
	2005	2004

Audit Fees(1)	$55,200	$94,500
Audit Related Fees(2)	-	-
Tax Fees(3)	5,400	6,100
All Other Fees(4)	-	-
Total	$60,600	$100,600

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

Date : March 29, 2006	SFSB, INC.

By: /s/ Philip E. Logan
Philip E. Logan
President, Chairman & CEO

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date
/s/ Philip E. Logan Philip E. Logan	President, CEO, Chairman and Principal Executive Officer; Director	March 29, 2006
/s/ Sophie T. Wittelsberger Sophie T. Wittelsberger	Vice President and Chief Financial Officer, Principal Financial Officer and Principal Accounting Officer	March 29, 2006
/s/ J. Benson Brown J. Benson Brown	Director	March 29, 2006
/s/ Thomas J. Drechsler Thomas J. Drechsler	Director	March 29, 2006
/s/ Robert M. Stahl Robert M. Stahl	Director	March 29, 2006
/s/ James D. Wise James D. Wise	Director	March 29, 2006
/s/ Charles E. Wagner, Jr. Charles E. Wagner, Jr.	Executive Vice President and Secretary; Director	March 29, 2006

EXHIBIT INDEX

2*	Slavie Federal Savings Bank Second Amended and Restated Plan of Reorganization from a Mutual Savings Bank to a Mutual Holding Company and Stock Issuance Plan

3.1*	Federal Stock Charter of SFSB, Inc.

3.2*	Bylaws of SFSB, Inc.

4*	Form of Common Stock certificate of SFSB, Inc.

4.1	Advances and Security Agreement between Slavie Federal Savings Bank and the Federal Home Loan Bank of Atlanta

10.1*	Form of Employee Stock Ownership Plan, as amended

10.2**	Loan Documents relating to Employee Stock Ownership Plan

10.3#	Employment Agreement between Slavie Federal Savings Bank and Philip E. Logan

10.4#	Employment Agreement between Slavie Federal Savings Bank and Charles E. Wagner, Jr.

10.5#	Employment Agreement between Slavie Federal Savings Bank and Sophie T. Wittelsberger

10.6*	Lease Agreement between Benfield Properties, LLC and Slavie Federal Savings Bank

10.7	Termination Letter for Lease Agreement between Benfield Properties, LLC and Slavie Federal Savings Bank

10.8#	Terms of Retirement Benefit Paid to Former President Roger Schueler

10.9##	Form of 2005 Stock Option Plan

10.10##	Form of 2005 Recognition and Retention Plan

10.11##	Form of Employee Stock Option Agreement

10.12##	Form of Director Stock Option Agreement

10.13##	SFSB, Inc. and Slavie Federal Savings Bank Director Compensation Policy

10.14###	Form of Restricted Stock Agreement

10.15@	Amendment to Employment Agreement between Slavie Federal Savings Bank and Philip E. Logan

10.16@	Amendment to Employment Agreement between Slavie Federal Savings Bank and Charles E. Wagner, Jr.

10.17@	Amendment to Employment Agreement between Slavie Federal Savings Bank and Sophie T. Wittelsberger

10.18@@	Amendment to Employment Agreement between Slavie Federal Savings Bank and Sophie T. Wittelsberger

13	Annual Report to Stockholders

14#	Code of Ethics for Senior Financial Officers

21	Subsidiaries of Registrant

23.1	Consent of Beard Miller Company LLP

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

The exhibits which are denominated with one number sign (#) were previously filed by SFSB, Inc. as a part of, and are hereby incorporated by reference from, SFSB, Inc.’s Annual Report on Form 10-KSB filed on March 30, 2005.

The exhibit which are denominated with two number signs (##) were previously filed by SFSB, Inc. as a part of, and is hereby incorporated by reference from, SFSB, Inc.’s Current Report on Form 8-K filed on August 5, 2005.

The exhibits which is denominated with three number signs (###) was previously filed by SFSB, Inc. as a part of, and are hereby incorporated by reference from, SFSB, Inc.’s Current Report on Form 8-K filed on August 26, 2005.

The exhibits which are denominated with the sign @ were previously filed by SFSB, Inc. as a part of, and are hereby incorporated by reference from, SFSB, Inc.’s Quarterly Report on Form 10-QSB filed on May 13, 2005.

The exhibit which is denominated with two @@ signs was previously filed by SFSB, Inc. as a part of, and is hereby incorporated by reference from, SFSB, Inc.’s Quarterly Report on Form 10-QSB filed on August 15, 2005.

Note: Exhibits 10.3 through 10.5, 10.13, and 10.15 through 10.18 relate to management contracts or compensatory plans or arrangements.