Form 10QSB
period 2006-03-31
SFSB, Inc.
filed 2006-05-15
CIK 1303026

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______TO ___________

Commission file number: 000-51037

SFSB, INC.
(Exact name of small business issuer as specified in its charter)

United States	20-2077715
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

As of May 12, 2006, there were 2,975,625 shares of the issuer’s Common Stock, par value $0.01 per share, outstanding.

Transitional Small Business Disclosure Format (Check One): Yes ☐ No ☒

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
SFSB, Inc.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	March 31, 2006	December 31, 2005
	(Unaudited)
	(In thousands, except per share data)
ASSETS
Cash and due from banks	$722	$710
Federal funds sold	3,209	632
Cash and cash equivalents	3,931	1,342

Investment securities - available for sale	8,221	8,153
Investment securities - held to maturity	3,999	3,998
Mortgage backed securities - held to maturity	4,184	4,525
Loans receivable - net of allowance for loan losses of
2006 $488; 2005 $474	145,323	144,609
Federal Home Loan Bank of Atlanta stock, at cost	2,053	1,955
Premises and equipment, at cost, less accumulated depreciation	5,445	5,612
Accrued interest receivable	490	487
Other assets	364	386

Total assets	$174,010	$171,067

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities
Deposits	$111,208	$109,623
Checks outstanding in excess of bank balance	987	1,919
Borrowings	38,000	36,000
Advance payments by borrowers for taxes and insurance	1,075	372
Other liabilities	285	348

Total liabilities	151,555	148,262

Commitments and Contingencies

Stockholders’ Equity
Preferred stock, no par value, 1,000,000 shares authorized,
none issued and outstanding	—	—
Common stock, par value $.01, 9,000,000 shares authorized,
2,975,625 shares issued and outstanding at
March 31, 2006 and December 31, 2005	30	30
Additional paid-in capital	12,761	12,730
Retained earnings (substantially restricted)	11,411	11,375
Unearned Employee Stock Ownership Plan shares	(1,093)	(1,108)
Treasury Stock at cost,
2006, 53,561 shares and 2005, 10,000 shares	(518)	(96)
Accumulated other comprehensive loss	(136)	(126)
Total stockholders’ equity	22,455	22,805
Total liabilities and stockholders’ equity	$174,010	$171,067

See notes to consolidated financial statements.

SFSB, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended
	March 31,
	2006	2005
	(In thousands, except for per share data)
Interest and fees on loans	$1,974	$1,588
Interest and dividends on investment securities	123	96
Interest on mortgage backed securities	43	58
Other interest income	56	92

Total interest income	2,196	1,834

Interest on deposits	853	673
Interest on short-term borrowings	75	49
Interest on long-term borrowings	288	116
Total interest expense	1,216	838

Net interest income	980	996
Provision for loan losses	14	19
Net interest income after provision for loan
losses	966	977

Other Income
Rental income	39	31
Other income	19	18
Gain on sale of loans	5	1

Total other income	63	50

Non-Interest Expenses
Compensation and other related expenses	458	435
Occupancy expense	206	107
Advertising expense	26	39
Service bureau expense	41	41
Furniture, fixtures and equipment	56	54
Telephone, postage and delivery	24	21
Other expenses	154	192

Total non-interest expenses	965	889

Income before income tax provision	64	138
Income tax provision	28	50

Net income	$36	$88
Basic Earnings per Share	$0.01	$0.03
Diluted Earnings Per Share	$0.01	$0.03

See notes to consolidated financial statements.

SFSB, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended
	March 31,
	2006	2005
	(In Thousands)
Net income	$36	$88

Net unrealized (loss) gain on securities
available for sale during the period
(net of taxes of $(7) and $(9))	(10)	(15)

Total Comprehensive Income	$26	$73

See notes to consolidated financial statements.

SFSB, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	Three Months Ended
	March 31,
	2006	2005
	(In Thousands)
Cash Flows From Operating Activities
Net income	$36	$88
Adjustments to reconcile net income to net cash
provided by operating activities:
Non-cash compensation under stock based benefit plan	46	—
Net amortization of premiums and discounts	(4)	6
Amortization of deferred loan fees	(15)	(20)
Provision for loan losses	14	19
Gain on sale of loans	(5)	(1)
Loans originated for sale (452) (155)
Proceeds from loans sold 457 156
Provision for depreciation	187	44
Decrease in accrued interest receivable
and other assets	19	10
Increase in accrued interest payable	1	22
Decrease in other liabilities	(57)	(326)
Net Cash Provided (Used in) by Operating Activities	227	(157)

Cash Flows from Investing Activities
Purchase of available for sale securities	(78)	(58)
Principal collected on mortgage backed securities	337	518
Net increase in loans	(713)	(276)
Purchase of Federal Home Loan Bank of Atlanta stock	(98)	(82)
Redemption of Federal Home Loan Bank of Atlanta stock	—	225
Purchases of premises and equipment	(20)	(15)
Net Cash (Used in) Provided by Investing Activities	(572)	312

Cash Flows from Financing Activities
Net increase (decrease) in deposits	1,585	(2,171)
Decrease in checks outstanding in excess of bank balance	(932)	(239)
Proceeds from borrowings	13,500	—
Repayment of borrowings	(11,500)	(5,000)
Increase in advance payments by borrowers for taxes and insurance	703 627
Purchase of treasury stock	(422)	—

Net Cash Provided (Used in) by Financing Activities	2,934	(6,783)
Increase (decrease) in cash and cash equivalents	2,589	(6,628)
Cash and cash equivalents at beginning of year	1,342	15,597

Cash and cash equivalents at end of year	$3,931	$8,969
Supplemental Disclosures of Cash Flows Information:
Cash paid during the period for:
Income taxes	$35	$125
Interest	$1,215	$816

See notes to consolidated financial statements.

SFSB, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1 - Principles of Consolidation

The consolidated financial statements include the accounts of SFSB, Inc. (“the Company”), its wholly-owned subsidiary, Slavie Federal Savings Bank (“the Bank”) and the Bank’s wholly-owned subsidiary, Slavie Holdings, LLC (“Holdings”). The accompanying consolidated financial statements include the accounts and transactions of these companies on a consolidated basis since inception. All intercompany accounts and transactions have been eliminated in the consolidated financial statements.

Note 2 - Business

The Company's primary business is the ownership and operation of the Bank. The Bank’s primary business activity is the acceptance of deposits from the general public and the use of the proceeds for investments and loan originations. The Bank is subject to competition from other financial institutions. The Bank is subject to the regulations of certain federal agencies and undergoes periodic examinations by those regulatory authorities.

Holdings, formed on August 18, 1999 as a Maryland limited liability company, was created to acquire and manage certain real property located at 1614 Churchville Road, Bel Air, Maryland. This property includes the main office and corporate headquarters of the Bank. In addition, the property houses mixed use office space which is available for lease. As of March 31, 2006, approximately 100% of the available space to non-affiliated tenants was leased.

Note 3 - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to SEC Form 10-QSB. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements.

The foregoing consolidated financial statements are unaudited; but in the opinion of management include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation thereof. The balances as of December 31, 2005 have been derived from the audited consolidated financial statements. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB. The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the full year.

Note 4 - Earnings Per Share

Basic earnings per share for the three months ended March 31, 2006 and 2005 is computed by dividing net income by the weighted average number of common shares outstanding of 2,830,839 and 2,859,967 for the respective periods. Unearned Employee Stock Ownership Plan (ESOP) shares are not included in outstanding shares. Diluted earnings per share for the three months ended March 31, 2006 and 2005 is computed on the weighted average number of common shares outstanding of 2,835,601 and 2,859,967, for the respective periods, as adjusted for the dilutive effect of stock options and unvested stock awards based on the “treasury stock” method. The earnings per share, for both basic and diluted, is $0.01 as of March 31, 2006 and $0.03 as of March 31, 2005.

Note 5 - Stockholders’ Equity and Regulatory Capital Requirements

During March 31, 2006, the Company purchased 43,561 shares of treasury stock for $422,000 or $9.68 per share. The acquisition of treasury stock is recorded under the cost method.

At March 31, 2006, the Bank met each of the three minimum regulatory capital requirements. The following table summarizes the Bank’s regulatory capital position at March 31, 2006.

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provision
	Amount	%	Amount	%	Amount	%
			(Dollars in thousands)
March 31, 2006
(Unaudited)
Tangible (1)	$16,722	9.58%	$2,620	1.50%	N/A	N/A
Tier I capital (2)	16,722	17.43%	N/A	N/A	$5,755	6.00%
Core (leverage) (1)	16,722	9.58%	6,986	4.00%	8,732	5.00%
Risk-weighted (2)	17,209	17.94%	7,673	8.00%	9,591	10.00%
_____________________
(1) To adjusted total assets.
(2) To risk-weighted assets.

Note 6 - Stock-Based Compensation

The compensation cost charged against income for stock-based compensation plans was $32,000 and the total income tax benefit recognized was $9,000 for the three months ended March 31, 2006. No share based compensation plans were in effect for the three months ended March 31, 2005.

At March 31, 2006, there is $557,000 of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the plans. The cost is expected to be recognized over a weighted average period of 4.4 years.

During the three months ended March 31, 2006, there were no grants of stock options or restricted stock under the Company’s stock-based compensation plans. No stock options were exercised in the three months ended March 31, 2006. At March 31, 2006, there were no vested stock options or restricted stock shares.

Note 7 - Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS No 155”).  SFAS No. 155 amends FASB Statement No. 133 and FASB Statement No. 140, and improves the financial reporting of certain hybrid financial instruments by requiring more consistent accounting that eliminates exemptions and provides a means to simplify the accounting for these instruments.  Specifically, SFAS No. 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis.  SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006.  SFSB, Inc. is required to adopt the provisions of SFAS No. 155, as applicable, beginning in fiscal year 2007.  Management does not believe the adoption of SFAS No. 155 will have a material impact on SFSB, Inc.'s financial position and results of operations.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets — An Amendment of FASB Statement No. 140” (“SFAS 156”). SFAS 156 requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. The statement permits, but does not require, the subsequent measurement of servicing assets and servicing liabilities at fair value. SFAS 156 is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006, which for SFSB, Inc. will be as of the beginning of fiscal 2007. We do not believe that the adoption of SFAS 156 will have a significant effect on our financial statements.

Item 2. Management's Discussion and Analysis

Introduction

Some of the matters discussed below include forward-looking statements within the meaning of the federal securities laws. Forward-looking statements often use words such as “believe,” “expect,” “plan,” “may,” “will,” “should,” “project,” “contemplate,” “anticipate,” “forecast,” “intend” or other words of similar meaning. You can also identify them by the fact that they do not relate strictly to historical or current facts. Our actual results and the actual outcome of our expectations and strategies could be materially different from those anticipated or estimated for the reasons discussed below and the reasons under the heading “Information Regarding Forward Looking Statements.”

Overview

Earnings declined to $36,000 for the three months ended March 31, 2006 as compared to $88,000 for the same period in 2005 primarily due to the acceleration of depreciation on the leasehold improvements of the Edgewood branch in connection with closing the branch, the impact of a decision to place a non-performing commercial land acquisition and development participation loan on non-accrual status and, therefore, not accruing interest on that loan, and the continued costs associated with being a public company. Interest income increased $362,000, or 19.74%, and non-interest income increased $13,000, or 26.00%. These improvements were offset by a $378,000, or 45.11%, increase in interest expenses and a $76,000, or 8.55%, increase in non-interest expenses.

Assets increased during the first three months of 2006 primarily because we had an increase of cash and cash equivalents of $2,589,000, or 192.92%, to $3,931,000 at March 31, 2006 from $1,342,000 at December 31, 2005. The increase is also a result of increased loan growth of $714,000, or 0.49%, to $145,323,000 at March 31, 2006 from $144,609,000 at December 31, 2005. These increases were offset by a decrease in mortgage backed securities held to maturity of $341,000, or 7.54%, to $4,184,000 at March 31, 2006 from $4,525,000 at December 31, 2005.

We hold a 19% participation (approximately $1,080,000 in unpaid principal balance) in an acquisition and development loan. Although this loan became delinquent in the fourth quarter of 2004, we had continued to accrue interest on the loan because we believed that collection of all principal and interest on the loan was probable. In the third quarter of 2005, we placed the loan on non-accrual status. As a result, we discontinued the accrual of interest and we reversed previously accrued interest. Previously, we reported that we expected a national homebuilder would purchase the property to build residential units as soon as the borrower developed the property to the “record plat” stage, at which time the loan would be paid in full, and that we expected that to occur prior to the end of 2005. In early November 2005, the national homebuilder agreed to release the borrower from its purchase agreement with the national homebuilder. On November 18, 2005, the participating banks successfully negotiated a 90-day Forbearance Agreement with the borrower for the purpose of allowing the borrower to negotiate the sale of the property. On February 7, 2006, the borrower executed a Letter Agreement with the national homebuilder to purchase the property in “as is” condition. The Letter Agreement was contingent upon completion of a feasibility study within 45 days of its execution. The national homebuilder has completed its feasibility study and, on March 27, 2006, approved the purchase of the property, subject to the approval of road access plans. The national homebuilder has until May 14, 2006 to resolve the road access issues. Subject to the resolution of road access issues, closing is anticipated to occur by the end of June 2006. The above referenced Forbearance Agreement was extended and runs coterminous with the Letter Agreement. Both are due to expire on May 14, 2006. The Letter Agreement references payment in full of principal, accrued interest and all costs of collection for this participation loan. As of the date of this filing, this participation loan continues to be on non-accrual status. We continue to believe the project is viable and that our collateral position is adequate. Ultimately, we believe we will receive all interest and principal on this loan, although there can be no assurance that this will be the case.

Opened in November 2001, our Edgewood branch had been an active part of the community it served, but it had been unable to generate the business necessary to keep it a viable part of our strategic plan. In November 2005, we received regulatory approval to close our Edgewood location and we closed the branch on February 24, 2006. We incurred $101,000 in expenses in the first quarter of 2006 in connection with closing the branch, primarily due to the acceleration of depreciation on the leasehold improvements. Long term, we believe the branch closing will have a positive effect on earnings as we will cease to incur some of the costs associated with branch operations, yet retain in our portfolio the loans that were originated from the branch. The Edgewood branch personnel have remained with us and were reassigned to positions at the Bel Air branch and corporate headquarters.

Key measurements and events for the three-month period ended March 31, 2006 include the following:

•	Total assets at March 31, 2006 increased by 1.72% to $174,010,000 as compared to $171,067,000 as of December 31, 2005.

•	Net loans outstanding increased by 0.49% from $144,609,000 as of December 31, 2005 to $145,323,000 as of March 31, 2006.

•	Nonperforming loans at March 31, 2006 totaled $1,332,000. We believe an appropriate allowance for loan losses continues to be maintained.

•	Deposits at March 31, 2006 were $111,208,000, an increase of $1,585,000 or 1.45% from $109,623,000 at December 31, 2005.

•	SFSB, Inc. realized net income of $36,000 for the three-month period ended March 31, 2006. This compares to net income of $88,000 for the three-month period ended March 31, 2005.

•
Net interest income, our main source of income, was $980,000 during the three-month period ended March 31, 2006 compared to $996,000 for the same period in 2005. This represents a decrease of 1.61% for the three months ended March 31, 2006 as compared to the same period in 2005.

•	We had no loan charge-offs during the three month periods ending March 31, 2006 or March 31, 2005.

•	Non-interest income increased by $13,000, or 26.00%, for the three-month period ended March 31, 2006, as compared to the three-month period ended March 31, 2005.

•	Non-interest expenses increased by $76,000 or 8.55%, for the three-month period ended March 31, 2006, as compared to the period ended March 31, 2005.

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

Changes in allowance factors or in management’s interpretation of those factors will have a direct impact on the amount of the provision, and a corresponding effect on income and assets. Also, errors in management’s perception and assessment of the allowance factors could result in the allowance not being adequate to cover losses in the portfolio, and may result in additional provisions or charge-offs, which would adversely affect income and capital. For additional information regarding the allowance for loan losses, see “Results of Operations for the Three Months Ended March 31, 2006 and 2005 - Provision for Loan Losses and Analysis of Allowance for Loan Losses.”

In December, 2004, the Financial Accounting Standards Board (FASB) issued Statement No. 123(R), “Share-Based Payment” (“SFAS 123R”). We adopted this standard in the third quarter of 2005 in connection with our initial granting of stock based compensation awards. This revised standard addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either equity instruments of the company or that are based on a fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. Under the new standard, the company is required to account for such transactions using a fair-value method and to recognize the expense in the consolidated statement of income. We selected the Black-Scholes Option-Pricing model for calculating the fair value of option grants. The impact on operations in future periods is determined by amortizing the remaining value of our currently outstanding options, plus the value imputed to future option grants using the above described methods. There is no impact on cash flow. For additional information on stock-based compensation, see Note 6 to the March 31, 2006 financial statements above and the Company’s Annual Report on Form 10-KSB for December 31, 2005.

Results of Operations for the Three Months Ended March 31, 2006 and 2005

General. Net income decreased $52,000, to $36,000 for the three months ended March 31, 2006 compared to $88,000 for the same period in the prior year. The decrease was due primarily to a $378,000 increase in interest expense and a $76,000 increase in non-interest expenses, offset by a $362,000 increase in interest income.

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

	Three Months Ended March 31, 2006			Three Months Ended March 31, 2005
	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans receivable(1)	$144,463	$1,974	5.47%	$118,550	$1,588	5.36%
Mortgage-backed securities	4,287	43	4.01	6,623	58	3.50
Investment securities (available for sale)	8,198	85	4.15	8,002	58	2.90
Investment securities (held to maturity)	3,999	38	3.80	3,996	38	3.80
Other interest-earning assets	4,944	56	4.53	13,038	92	2.82

Total interest-earning assets	165,891	2,196	5.30%	150,209	1,834	4.88%

Non-interest earning assets	7,085			7,158

Total assets	$172,976			$157,367

Interest-bearing liabilities:
Savings deposits	$27,817	91	1.31%	$37,614	116	1.23%
Demand and NOW accounts	2,797	4	0.57	2,315	5	0.86
Certificates of deposit	78,980	758	3.84	67,621	552	3.27
Escrows	10	—	—	12	—	—
Borrowings	38,000	363	3.82	24,833	165	2.66
Total interest-bearing liabilities	147,604	1,216	3.30%	132,395	838	2.53%

Non-interest bearing liabilities	2,742			2,282

Total liabilities	150,346			134,677

Total equity(2)	22,630			22,690
Total liabilities and equity	$172,976			$157,367

Net interest income		$980			$996
Interest rate spread(3)			2.00%			2.35%
Net interest-earning assets	$18,287			$17,814
Net interest margin(4)			2.36%			2.65%
Ratio of interest earning assets to interest bearing liabilities		1.12x			1.13x

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

Net Interest Income.

Net interest income decreased $16,000, or 1.61%, to $980,000 for the three months ended March 31, 2006 from $996,000 for the three months ended March 31, 2005. The decrease was due primarily to a $15,209,000, or 11.49%, increase in average interest bearing liabilities to $147,604,000 from $132,395,000, partially offset by an increase of $15,682,000, or 10.44%, in average interest earning assets to $165,891,000 from $150,209,000. The decrease was also a result of a 77 basis point increase in the cost of average interest bearing liabilities, from 2.53% to 3.30%, while the yield on average interest earning assets only increased 42 basis points from 4.88% to 5.30%.

Our interest rate spread decreased to 2.00% for the quarter ended March 31, 2006 from 2.35% for the quarter ended March 31, 2005, reflecting the more rapid increase in the cost of our average interest bearing liabilities as compared to the increase in the yield of our interest earning assets. Our net interest margin decreased to 2.36% from 2.65%, because the growth in average interest earning assets was not enough to offset the increase in the cost of interest bearing liabilities. The ratio of interest earning assets to interest bearing liabilities remained relatively steady at 1.12 times for the three months ended March 31, 2006 and 1.13 times for the same period in 2005.

Interest Income.

Interest income increased by $362,000, or 19.74%, to $2,196,000 for the three months ended March 31, 2006, from $1,834,000 for the three months ended March 31, 2005. The increase in interest income resulted primarily from increases of $386,000, or 24.31%, in interest and fee income from loans and $27,000, or 28.13%, in interest income from investment securities, partially offset by decreases of $15,000, or 25.86%, in interest income from mortgage backed securities and $36,000, or 39.13%, in interest from other interest earning assets (primarily consisting of interest earned on federal funds sold and Federal Home Loan Bank Stock).

The increase in interest income reflected a $15,682,000, or 10.44% increase in the average balance of interest-earning assets to $165,891,000 during the quarter ended March 31, 2006 from $150,209,000 during the quarter ended March 31, 2005, and a 42 basis point increase in the average yield on interest-earning assets to 5.30% for the three months ended March 31, 2006 from 4.88% for the three months ended March 31, 2005, reflecting an increase in market interest rates.

The increase in interest income and fees on loans was due to a $25,913,000, or 21.86% increase in average net loans receivable, from $118,550,000 during the quarter ended March 31, 2006 to $144,463,000 during the quarter ended March 31, 2005, and an 11 basis point increase in the average yield on loans receivable.

The decrease in interest income from other interest earning assets (primarily federal funds sold) was due to an $8,094,000, or 62.08%, decrease in average other interest earning assets, from $13,038,000 during the quarter ended March 31, 2006 to $4,944,000 during the quarter ended March 31, 2005, offset by a 171 basis point increase in the average yield on these assets (as a result of increases in short term market interest rates). Other interest earning assets decreased primarily as a result of the continued improvements in loan growth as federal funds were used to fund the loan growth.

Interest Expense.

Interest expense, which consists of interest paid on deposits and borrowings, increased by $378,000, or 45.11%, to $1,216,000 for the three months ended March 31, 2006 from $838,000 for the three months ended March 31, 2005. The increase in interest expense resulted from an increase in the average balance and average cost of interest-bearing liabilities. The average balance of deposits increased to $109,594,000 during the quarter ended March 31, 2006 from $107,550,000 during the quarter ended March 31, 2005, and the average cost of deposits increased by 61 basis points as a result of increased market interest rates. The average balance of borrowings increased to $38,000,000 during the quarter ended March 31, 2006 from $24,833,000 in the same quarter of 2005 and the average cost of borrowings increased by 116 basis points as a result of longer term borrowings at higher interest rates.

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

Based on our evaluation of these factors, management made a provision of $14,000 and $19,000 for the three months ended March 31, 2006 and March 31, 2005, respectively. There were no charge-offs during the three-month periods ended March 31, 2006 and March 31, 2005. We used the same methodology and generally similar assumptions in assessing the allowance for these periods.

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

The allowance for loan losses totaled $488,000, or 0.33% of gross loans outstanding of $146,305,000 at March 31, 2006, compared to an allowance for loan losses of $432,000, or 0.36% of gross loans outstanding of $118,891,000 at March 31, 2005.

The following table summarizes the activity in the provision for loan losses for the three months ended March 31, 2006 and 2005.

	Three Months Ended
	March 31,
	2006	2005
	(Dollars in thousands)

Balance at beginning of period	$474	$413

Charge-offs	—	—
Recoveries	—	—
Net charge-offs	—
Provision for loan losses	14	19

Ending balance	$488	$432

Ratio of net charge-offs (recoveries) during the period to average loans outstanding, net, during the period	—	—
Ratio of allowance of loan losses to total loans outstanding	0.33%	0.36%
Allowance for loan losses as a percent of total non-performing loans	39.23%	33.99%

Other Income.

Historically, our non-interest income has been relatively modest and one of our strategic initiatives is to increase our non-interest income. Non-interest income increased $13,000, or 26.00%, to $63,000 for the three months ended March 31, 2006, as compared to $50,000 for the three months ended March 31, 2005. The primary reason for the increase in non-interest income is a $8,000, or 25.81%, increase in rental income from our headquarters building. Rental income increased due to increases in rental rates provided for in the applicable lease agreements. As of March 31, 2006, we leased 100% of the total leaseable space in our headquarters building. We expect this figure to be slightly lower for the second quarter of 2006 as two tenants who had occupied approximately 4.50% of our headquarters building vacated during April 2006.

Non-interest Expense.

Non-interest expense was $965,000 for the three months ended March 31, 2006 as compared to $889,000 for the three months ended March 31, 2005, an increase of $76,000, or 8.55%. The increase was due primarily to increases of $99,000, or 92.52%, in occupancy expenses and $23,000, or 5.29%, in compensation and related expenses, partially offset by decreases of $38,000, or 19.79%, in other expenses and $13,000, or 33.33%, in advertising expenses. The increase in occupancy expenses is due to the acceleration of depreciation on the leasehold improvements of our Edgewood branch, which we closed on February 24, 2006. The increase in compensation and related expenses reflects, among other items, the hiring of a business development officer in October 2005 and the stock based expenses, including the Employee Stock Ownership Plan and our stock-based compensation plans (no costs in the first quarter of 2005).

Income Tax Expense.

The provision for income taxes decreased to $28,000 for the three months ended March 31, 2006 from $50,000 for the three months ended March 31, 2005, representing a $22,000, or 44.00%, decrease. The decrease in the provision for income taxes was primarily due to our lower level of income before taxes of $64,000 for the three months ended March 31, 2006, as compared to $138,000 for the three months ended March 31, 2005. The effective tax rate was 43.75% and 36.23% for March 31, 2006 and March 31, 2005, respectively. The increase in effective tax rate was due to non-deductible stock based compensation.

Analysis of Financial Condition

Assets.

General.

Our total assets increased by $2,943,000 or 1.72%, to $174,010,000 at March 31, 2006, from $171,067,000 at December 31, 2005. The increase in total assets resulted primarily from a $2,589,000, or 192.92 % increase in cash and cash equivalents, from $1,342,000 at December 31, 2005 to $3,931,000 at March 31, 2006, and a $714,000, or 0.49% increase in net loans receivable, from $144,609,000 at December 31, 2005 to $145,323,000 at March 31, 2006. These increases were offset slightly by a $341,000, or 7.54% decrease in mortgage backed securities-held to maturity, from $4,525,000 at December 31, 2005 to $4,184,000 at March 31, 2006.

Investment Securities.

The investment portfolio at March 31, 2006 amounted to $16,404,000, a decrease of $272,000, or 1.63%, from $16,676,000 at December 31, 2005. Investment securities - available for sale, increased $68,000, or 0.83%, to $8,221,000 at March 31, 2006 from $8,153,000 at December 31, 2005, primarily as a result of dividends credited to the account. Mortgage backed securities - held to maturity, decreased $341,000, or 7.54%, to $4,184,000 at March 31, 2006 from $4,525,000 at December 31, 2005, as a result of principal repayments.

The carrying value of available for sale securities includes a net unrealized loss of $222,000 at March 31, 2006 (reflected as accumulated other comprehensive loss of $136,000 in equity after deferred taxes) as compared to a net unrealized loss of $205,000 ($126,000 net of taxes) as of December 31, 2005. In general, this increase in unrealized loss was a result of rising interest rates.

Loan Portfolio.

Loans receivable, net, increased $714,000, or 0.49%, to $145,323,000 at March 31, 2006 from $144,609,000 at December 31, 2005. The commercial loan portfolio increased $807,000, or 8.74%, to $10,041,000 at March 31, 2006 from $9,234,000 at December 31, 2005. One-to-four family residential loans decreased $114,000, or 0.08% to $134,691,000 at March 31, 2006 from $134,805,000 at December 31, 2005. Our loan customers are generally located in Baltimore City, Baltimore County and Harford County, Maryland.

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

Loans classified as nonaccrual and the associated unrecorded interest is as follows:

	March 31,		December 31,
	2006	2005	2005
	(Dollars in thousands)

Nonaccrual loans	$1,244,000	$194,000	$1,245,000
Unrecorded interest on nonaccrual loans	$85,000	$21,000	$67,000

We hold a 19% participation (approximately $1,080,000 in unpaid principal balance) in an acquisition and development loan. Although this loan became delinquent in the fourth quarter of 2004, we had continued to accrue interest on the loan because we believed that collection of all principal and interest on the loan was probable. In the third quarter of 2005, we placed the loan on non-accrual status. As a result, we discontinued the accrual of interest and we reversed previously accrued interest. Previously, we reported that we expected a national homebuilder would purchase the property to build residential units as soon as the borrower developed the property to the “record plat” stage, at which time the loan would be paid in full, and that we expected that to occur prior to the end of 2005.

In early November 2005, the national homebuilder agreed to release the borrower from its purchase agreement with the national homebuilder. On November 18, 2005, the participating banks successfully negotiated a 90-day Forbearance Agreement with the borrower for the purpose of allowing the borrower to negotiate the sale of the property. On February 7, 2006, the borrower executed a Letter Agreement with the national homebuilder to purchase the property in “as is” condition. The Letter Agreement was contingent upon completion of a feasibility study within 45 days of its execution. The national homebuilder has completed its feasibility study and, on March 27, 2006, approved the purchase of the property, subject to the approval of road access plans. The national homebuilder has until May 14, 2006 to resolve the road access issues. Subject to the resolution of road access issues, closing is anticipated to occur by the end of June 2006. The above referenced Forbearance Agreement was extended and runs coterminous with the Letter Agreement. Both are due to expire on May 14, 2006. The Letter Agreement references payment in full of principal, accrued interest and all costs of collection for this participation loan.

As of the date of this filing, this participation loan continues to be on non-accrual status. We continue to believe the project is viable and that our collateral position is adequate. Ultimately, we believe we will receive all interest and principal on this loan, although there can be no assurance that this will be the case.

Of the non-accrual loans, $1,080,000 consisted of the commercial land acquisition and development participation loan discussed above and $164,000 consisted of one-to-four residential mortgage loans at March 31, 2006.

Non-accrual loans totaled 0.86% and 0.16% of net loans receivable at March 31, 2006 and March 31, 2005, respectively, and 0.86% of net loans receivable at December 31, 2005.

Real estate and other assets that we acquire as a result of foreclosure or by deed-in-lieu of foreclosure or repossession on collateral-dependent loans are classified as real estate owned or other repossessed assets until sold. Such assets are recorded at foreclosure or other repossession and updated quarterly at the lower of cost or estimated fair value less estimated selling costs. Any portion of the outstanding loan balance in excess of fair value is charged off against the allowance for loan losses. If, upon ultimate disposition of the property, net sales proceeds exceed the net carrying value of the property, a gain on sale of real estate or other assets is recorded. We did not have any real estate owned or other repossessed assets at March 31, 2006 or December 31, 2005.

Under current accounting guidelines, a loan is defined as impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due under the contractual terms of the loan agreement.  We consider one- to four-family mortgage loans and consumer installment loans to be homogeneous and, therefore, do not separately evaluate them for impairment.  All other loans are evaluated for impairment on an individual basis. We generally classify non-accrual loans as impaired and we are doing so in this instance, even though management feels that we will be able to collect all amounts due under the contractual terms of the loan agreement. As of March 31, 2006, as well as December 31, 2005, no loan had been identified as impaired other than the non-accrual acquisition and development loan described above.

 Other than as disclosed, there are no other loans at March 31, 2006 about which management has serious doubts concerning the ability of the borrowers to comply with the present loan repayment terms.

Liabilities.

General.

Total liabilities increased by $3,293,000, or 2.22%, to $151,555,000 at March 31, 2006, from $148,262,000 at December 31, 2005. The increase in total liabilities resulted from a $2,000,000, or 5.56% increase in borrowings, a $1,585,000, or 1.45% increase in deposits, and a $703,000, or 188.98% increase in advance payments by borrowers for taxes and insurance. These increases were offset slightly by a $932,000, or 48.57% decrease in checks outstanding in excess of bank balance. Advance payments by borrowers for taxes and insurance increased because of the growth to the loan portfolio. The other liabilities consist primarily of accrued federal and state income taxes and accrued interest on Federal Home Loan Bank borrowings.

Deposits.

Deposits increased $1,585,000, or 1.45%, to $111,208,000 at March 31, 2006 from $109,623,000 at December 31, 2005. Certificates of deposits increased $3,515,000 to $80,415,000 at March 31, 2006 from $76,900,000 at December 31, 2005, and demand and NOW accounts increased by $216,000 to $3,583,000 at March 31, 2006 from $3,367,000 at December 31, 2005. Savings and money market deposits decreased by $2,146,000 to $27,210,000 at March 31, 2006 from $29,356,000 at December 31, 2005. We believe that, as savings deposit rates are beginning to rise, some customers are moving funds into higher-yielding investments, thus accounting for the increase in certificates of deposits and the decline in savings and money market deposits.

Borrowings.

At March 31, 2006, we were permitted to borrow up to $52,203,000 from the Federal Home Loan Bank of Atlanta. We had $38,000,000 and $36,000,000 of Federal Home Loan Bank advances as of March 31, 2006 and December 31, 2005, respectively, and we averaged $38,000,000 and $26,250,000 of Federal Home Loan Bank advances during the three months ended March 31, 2006 and the year ended December 31, 2005, respectively. The increase in borrowings reflects a new $2,000,000 Federal Home Loan Bank advance and $11,500,000 in the rollover of advances, offset by maturing advances of $11,500,000 in the first quarter of 2006. We have relied on borrowing to a significant extent since the third quarter of 2003 to fund loan growth.

Liquidity Management

Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our primary sources of funds consist of deposit inflows, borrowings from the Federal Home Loan Bank of Atlanta, scheduled amortization and prepayment of loans and mortgage-backed securities, maturities and calls of held to maturity investment securities and earnings and funds provided from operations. While scheduled principal repayments on loans and mortgage-backed securities are a relatively predictable source of funds, deposit flows, calls of securities and loan prepayments are greatly influenced by market interest rates, economic conditions, and rates offered by our competitors.

  We regularly adjust our investments in liquid assets based upon our assessment of (1) expected loan demand, (2) expected deposit flows, (3) yields available on interest-earning deposits and securities and (4) the objectives of our asset/liability management policy.

Our most liquid assets are cash and cash equivalents. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At March 31, 2006, cash and cash equivalents totaled $3,931,000. Securities classified as available-for-sale, which can provide additional sources of liquidity, totaled $8,221,000 at March 31, 2006. However, because all of these securities were in an unrealized loss position at March 31, 2006, and because management has the intent and ability to hold these securities until recovery or maturity, management does not consider these securities as a source of liquidity at March 31, 2006. Also, at March 31, 2006, we had advances outstanding of $38,000,000 from the Federal Home Loan Bank of Atlanta. On that date, we had the ability to borrow an additional $14,203,000.

At March 31, 2006, we had outstanding commitments to originate loans of $1,199,000 (excluding the undisbursed portions of loans). These commitments do not necessarily represent future cash requirements since certain of these instruments may expire without being funded. We also extend lines of credit to customers, primarily home equity lines of credit. The borrower is able to draw on these lines as needed, thus the funding is generally unpredictable. Unused home equity lines of credit amounted to $5,451,000 at March 31, 2006. Since the majority of unused lines of credit expire without being funded, it is anticipated that our obligation to fund the above commitment amount will be substantially less than the amounts reported.

Certificates of deposit accounts scheduled to mature within one year totaled $41,376,000 or 37.21% of total deposits at March 31, 2006. Management believes that the large percentage of deposits in shorter-term certificates of deposit reflects customers’ hesitancy to invest their funds in long-term certificates of deposit in the current low interest rate environment. If these deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and/or additional borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before March 31, 2006. We believe, however, based on past experience, that a significant portion of our certificates of deposit will remain with us. We also believe we have the ability to attract and retain deposits by adjusting the interest rates we offer.

Our borrowings are with the Federal Home Loan Bank of Atlanta and are secured by Federal Home Loan Bank of Atlanta stock that we own and a blanket lien on mortgages. Borrowings at March 31, 2006 consisted of $6,500,000 of long term fixed rate advances with rates ranging from 2.83% to 4.90% and $31,500,000 of long term convertible rate advances with fixed rates ranging from 3.63% to 4.84%. If not repaid or converted to a different product, the convertible rate advances will convert from a fixed to a floating rate after periods ranging from one to five years.

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

Stockholders’ Equity

Total stockholders’ equity decreased $350,000, or 1.53%, to $22,455,000 at March 31, 2006 from $22,805,000 at December 31, 2005 as a result of the purchase of $422,000 in additional Treasury stock, partially offset by $36,000 in net income. We are considered “well capitalized” under the risk-based capital guidelines applicable to us.

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

Our exposure to credit loss from non-performance by the other party to the above-mentioned financial instruments is represented by the contractual amount of those instruments. We use the same credit policies in making commitments and conditional obligations as we do for on-balance sheet instruments. In general, we do not require collateral or other security to support financial instruments with off-balance sheet credit risk.

Financial Instruments Whose
Contract Amount Represents	Contract Amount At
Credit Risk	March 31, 2006	December 31, 2005
	(In thousands)
Lines of credit - commercial	$744	$1,018
Lines of credit - home equity	5,451	5,073
Lines of credit - overdraft checking	114	95
Mortgage loan commitments	1,199	2,425

Commercial lines of credit are generally secured by a blanket lien on assets of the borrower. Revolving Lines of Credit (RLOC) are typically used for short term working capital needs and are based most heavily on the accounts receivable and inventory components of the borrower’s balance sheet. RLOC have terms of one year, are subject to annual reaffirmation and carry variable rates of interest. We generally receive a one percent fee, based on the commitment amount.

Equipment lines of credit are secured by equipment being purchased and sometimes by a blanket lien on assets of the borrower as well. Each advance is repaid over a three to five years and carries a variable or prevailing fixed rate of interest. We will generally advance up to 80% of the cost of the new or used equipment. These credit facilities are revolving in nature and the commitment is subject to annual reaffirmation.

For both types of credit facilities listed above, we evaluate each customer’s credit worthiness on a case-by-case basis.

Home equity lines of credit are secured by second deeds of trust on residential real estate. They have fixed expiration dates as long as there is no violation of any condition established in the contract. We evaluate each customer’s credit worthiness on a case-by-case basis.

Overdraft lines of credit on checking accounts are unsecured. Linked to any Slavie Federal personal checking account, the line will automatically make a deposit to the customer’s checking account if the balance falls below the amount needed to pay an item presented for payment.

Our outstanding commitments to make mortgages are at fixed rates ranging from 5.00% to 8.125% and 5.00% to 6.00% at March 31, 2006 and December 31, 2005, respectively. Loan commitments expire 60 days from the date of the commitment.

For the three months ended March 31, 2006, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

Information Regarding Forward-Looking Statements

In addition to the historical information contained in Part I of this Quarterly Report on Form 10-QSB, the discussion in Part I of this Quarterly Report on Form 10-QSB contains certain forward-looking statements within the meaning of Section 27A of the Securities Exchange Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements often use words such as “believe,” “expect,” “plan,” “may,” “will,” “should,” “project,” “contemplate,” “anticipate,” “forecast,” “intend” or other words of similar meaning. You can also identify them by the fact that they do not relate strictly to historical or current facts.

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

Item 3. Controls and Procedures.

As of the end of the period covered by this quarterly report on Form 10-QSB, SFSB, Inc.’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of SFSB, Inc.’s and Slavie Federal Savings Bank’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act). Based upon that evaluation, SFSB, Inc.’s and Slavie Federal Savings Bank’s Chief Executive Officer and Chief Financial Officer concluded that SFSB, Inc.’s and Slavie Federal Savings Bank’s disclosure controls and procedures are effective as of
March 31, 2006. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by SFSB, Inc. in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

In addition, there were no changes in SFSB, Inc.’s or Slavie Federal Savings Bank’s internal control over financial reporting (as defined in Rule 13a-15 or Rule 15d-15 under the Exchange Act) during the quarter ended March 31, 2006, that have materially affected, or are reasonably likely to materially affect, SFSB, Inc.’s or Slavie Federal Savings Bank’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The table below summarizes our repurchases of our common stock during the quarter ended March 31, 2006.

SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Program	(d) Maximum Number of Shares that May Yet Be Purchased Under the Program (1)(2)
01/01/2006- 01/31/2006	0	0	0	43.561
02/01/2006- 02/31/2006	32,000	$9.68	32,000	11,561
03/01/2006- 03/31/2006	11,561	$9.68	11,561	0
Total	43,561	$9.68	43,561	0
_____________________
(1) As announced on November 22, 2005, on November 21, 2005, our board of directors adopted a stock repurchase program to acquire up to 4% of our outstanding shares of common stock held by persons other than Slavie Bancorp, MHC. This repurchase authorization expired during the quarter ended March 31, 2006 once we acquired the 4% of the outstanding shares of common stock authorized for repurchase.

(2) Does not include approximately 66,314 shares of common stock available for repurchase pursuant to our board of director’s authorization on May 1, 2006 for us to repurchase up to an additional 5% of our outstanding common stock held by persons other than Slavie Bancorp, MHC. This stock repurchase program was announced on May 10, 2006.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Submission of Matters to a Vote of Securities Holders.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

10.2	Amendment to Employment Agreement between Slavie Federal Savings Bank and Philip E. Logan - Increase in Annual Salary and Bonus for 2005 Service

10.3	Amendment to Employment Agreement between Slavie Federal Savings Bank and Charles E. Wagner, Jr. - Increase in Annual Salary, Bonus for 2005 Service and Compensation for Service as Secretary

10.4	Amendment to Employment Agreement between Slavie Federal Savings Bank and Sophie T. Wittelsberger

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32	Rule 13a-14(b) Certification of Chief Executive Officer and Chief Financial Officer

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SFSB, Inc.

Date: May 12, 2006	By:	/s/ Philip E. Logan
Philip E. Logan, President
(Principal Executive Officer)

Date: May 12, 2006	By:	/s/ Sophie T. Wittelsberger
Sophie T. Wittelsberger, Chief Financial Officer
(Principal Accounting and Financial Officer)