Form 10QSB
period 2006-06-30
SFSB, Inc.
filed 2006-08-09
CIK 1303026

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___________TO ___________

Commission file number: 000-51037

SFSB, INC.
(Exact name of small business issuer as specified in its charter)

United States	20-2077715
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

At August 8, 2006, there were 2,975,625 shares of the issuer’s Common Stock, par value $0.01 per share, outstanding.

Transitional Small Business Disclosure Format (Check One): Yes ☐No ☒

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
SFSB, Inc.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)

	June 30, 2006	December 31, 2005
	(Dollars in thousands, except per share data)
ASSETS
Cash and due from banks	$720	$710
Federal funds sold	1,063	632
Cash and cash equivalents	1,783	1,342

Investment securities - available for sale	8,297	8,153
Investment securities - held to maturity	4,000	3,998
Mortgage backed securities - held to maturity	3,809	4,525
Loans receivable - net of allowance for loan losses of
2006 $512; 2005 $474	146,653	144,609
Federal Home Loan Bank of Atlanta stock at cost	2,053	1,955
Premises and equipment, at cost, less accumulated depreciation	5,371	5,612
Accrued interest receivable	569	487
Other assets	422	386

Total assets	$172,957	$171,067

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities
Deposits	$109,968	$109,623
Checks outstanding in excess of bank balance	310	1,919
Borrowings	38,000	36,000
Advance payments by borrowers for taxes and insurance	1,774	372
Other liabilities	358	348

Total liabilities	150,410	148,262

Commitments and Contingencies

Stockholders’ Equity
Preferred stock, no par value, 1,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, par value $.01, 9,000,000 shares authorized,
2,975,625 shares issued and outstanding at
June 30, 2006 and December 31, 2005	30	30
Additional paid-in capital	12,793	12,730
Retained earnings (substantially restricted)	11,467	11,375
Unearned Employee Stock Ownership Plan shares	(1,079)	(1,108)
Treasury Stock at cost,
2006, 53,561 shares and 2005, 10,000 shares	(518)	(96)
Accumulated other comprehensive loss	(146)	(126)
Total stockholders’ equity	22,547	22,805
Total liabilities and stockholders’ equity	$172,957	$171,067

See notes to consolidated financial statements.

SFSB, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(Dollars in thousands, except per share data)
Interest and fees on loans	$2,026	$1,660	$4,000	$3,248
Interest and dividends on investment securities	132	105	255	201
Interest on mortgage backed securities	40	53	83	111
Other interest income	58	53	114	145

Total interest income	2,256	1,871	4,452	3,705

Interest on deposits	920	710	1,773	1,382
Interest on short-term borrowings	83	29	158	78
Interest on long-term borrowings	293	121	581	237

Total interest expense	1,296	860	2,512	1,697

Net interest income	960	1,011	1,940	2,008
Provision for loan losses	24	12	38	33
Net interest income after provision for loan
losses	936	999	1,902	1,975

Other Income
Rental income	40	34	79	65
Other income	15	16	34	34
Gain on sale of loans	2	-	7	1

Total other income	57	50	120	100

Non-Interest Expenses
Compensation and other related expenses	465	424	923	859
Occupancy expense	87	98	293	204
Advertising expense	46	52	72	91
Service bureau expense	37	37	78	78
Furniture, fixtures and equipment	55	58	111	113
Telephone, postage and delivery	20	21	44	42
Other expenses	189	190	343	381

Total non-interest expenses	899	880	1,864	1,768

Income before income tax provision	94	169	158	307
Income tax provision	38	67	66	117

Net income	$56	$102	$92	$190

Basic Earnings per Share	$0.02	$0.04	$0.03	$0.07

Diluted Earnings per Share	$0.02	$0.04	$0.03	$0.07

See notes to consolidated financial statements.

SFSB, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(Dollars in thousands)

Net income	$56	$102	$92	$190

Net unrealized loss on securities
available for sale during the period
(net of taxes of $(6), $(13), $(13)
and $(22))	(10)	(20)	(20)	(35)

Total Comprehensive Income	$46	$82	$72	$155

See notes to consolidated financial statements.

SFSB, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended
	June 30,
	2006	2005
	(Dollars in thousands)
Cash Flows From Operating Activities
Net income	$92	$190
Adjustments to Reconcile Net Income to Net Cash
Provided by (Used in) Operating Activities:
Non-cash compensation under stock-based compensation plans
and Employee Stock Ownership Plan	92	27
Net amortization of premiums and discounts	7	12
Amortization of deferred loan fees	(32)	(39)
Provision for loan losses	38	33
Gain on sale of loans	(7)	(1)
Loans originated for sale	(717)	(155)
Proceeds from loans sold	724	156
Provision for depreciation	264	89
Decrease in accrued interest receivable
and other assets	(104)	(63)
Increase in accrued interest payable	3	14
Increase (decrease) in other liabilities	8	(287)
Net Cash Provided by (Used in) Operating Activities	368	(24)

Cash Flows from Investing Activities
Purchase of available for sale securities	(179)	(125)
Principal collected on mortgage backed securities	708	1,142
Net increase in loans	(2,050)	(8,731)
Purchase of Federal Home Loan Bank of Atlanta stock	(98)	(82)
Redemption of Federal Home Loan Bank of Atlanta stock	-	225
Purchases of premises and equipment	(23)	(29)
Net Cash Used in Investing Activities	(1,642)	(7,600)

Cash Flows from Financing Activities
Net increase (decrease) in deposits	344	(786)
(Decrease) increase in checks outstanding in excess of bank balance	(1,609)	1,040
Proceeds from borrowings	13,500	-
Repayment of borrowings	(11,500)	(5,000)
Increase in advance payments by borrowers for taxes and insurance	1,402	1,284
Purchase of treasury stock	(422)	-
Net Cash Provided by (Used in) Financing Activities	1,715	(3,462)

Increase (Decrease) in cash and cash equivalents	441	(11,086)
Cash and cash equivalents at beginning of year	1,342	15,596

Cash and cash equivalents at end of period	$1,783	$4,510

Supplemental Disclosures of Cash Flows Information:
Cash paid during the year for:
Income taxes	$165	$235
Interest expense	$2,509	$1,684

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

Holdings, formed on August 18, 1999 as a Maryland limited liability company, was created to acquire and manage certain real property located at 1614 Churchville Road, Bel Air, Maryland. This property includes the main office and corporate headquarters of the Bank. In addition, the property houses mixed use office space which is available for lease. As of June 30, 2006, approximately 89.07% of the available space to non-affiliated tenants was leased.

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

The foregoing consolidated financial statements are unaudited; but in the opinion of management include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation thereof. The balances as of December 31, 2005 have been derived from the audited consolidated financial statements. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB. The results of operations for the six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the full year.

Note 4 - Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the appropriate period. Unearned Employee Stock Ownership Plan (“ESOP”) shares are not included in outstanding shares. Diluted earnings per share is computed by dividing net income by the weighted average shares outstanding as adjusted for the dilutive effect of stock options and unvested stock awards based on the “treasury stock” method. Information related to the calculation of earnings per share is summarized for the three and six months ended June 30, 2006 and 2005 as follows:

	Three Months Ended		Six Months Ended
	June 30, 2006		June 30, 2006
	Basic	Diluted	Basic	Diluted
	(Dollars in thousands, except for per share data)

Net income	$56	$56	$92	$92

Weighted average shares outstanding	2,813	2,813	2,824	2,824

Diluted Securities
Stock Options	-	6	-	5
Unvested Stock Awards	-	3	-	3

Adjusted Weighted average shares	2,813	2,822	2,824	2,832

Per Share Amount	$0.02	$0.02	$0.03	$0.03

	Three Months Ended		Six Months Ended
	June 30, 2005		June 30, 2005
	Basic	Diluted	Basic	Diluted
	(Dollars in thousands, except for per share data)

Net income	$102	$102	$190	$190

Weighted average shares outstanding	2,861	2,861	2,861	2,861

Diluted Securities
Stock Options	-	-	-	-
Unvested Stock Awards	-	-	-	-
Adjusted Weighted average shares	2,861	2,861	2,861	2,861

Per Share Amount	$0.04	$0.04	$0.07	$0.07

Note 5 - Stockholders’ Equity and Regulatory Capital Requirements

During the six-month period ending June 30, 2006, the Company purchased 43, 561shares of treasury stock for $422,000 or $9.68 per share. The acquisition of treasury stock is recorded under the treasury stock method. At June 30, 2006, the Bank met each of the three minimum regulatory capital requirements. The following table summarizes the Bank’s regulatory capital position at June 30, 2006.

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provision
	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)
June 30, 2006
(Unaudited)
Tangible (1)	$16,837	9.69%	$2,605	1.50%	N/A	N/A
Tier I capital (2)	16,837	17.24%	N/A	N/A	$5,861	6.00%
Core (leverage) (1)	16,837	9.69%	6,948	4.00%	8,684	5.00%
Risk-weighted (2)	17,349	17.76%	7,815	8.00%	9,768	10.00%

(1) To adjusted total assets.
(2) To risk-weighted assets.

Note 6 - Stock-Based Compensation

The compensation cost charged against income for stock-based compensation plans was $32,000 and $64,000 for the three and six months ended June 30, 2006. The total income tax benefit recognized was $9,000 and $18,000 for the three and six months ended June 30, 2006. No share based compensation plans were in effect for the three and six months ended June 30, 2005.

At June 30, 2006, there is $524,000 of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the plans. The cost is expected to be recognized over a weighted average period of 4.1 years.

During the three and six months ended June 30, 2006, there were no grants of stock options or restricted stock under the Company’s stock-based compensation plans. No stock options were exercised in the three and six months ended June 30, 2006. At June 30, 2006, there were no vested stock options and no vested restricted stock shares.

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

In July 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes." The interpretation clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Specifically, the pronouncement prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on the related derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition of uncertain tax positions. The interpretation is effective for fiscal years beginning after December 15, 2006. The Company is evaluating the impact of this new pronouncement on its consolidated financial statements.

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

Overview

Earnings declined to $56,000 for the three months ended June 30, 2006 as compared to $102,000 for the same period in 2005 primarily due to an increase in interest paid on deposits and borrowings in a rising interest rate environment, the impact of a decision to place a non-performing commercial land acquisition and development participation loan on non-accrual status and, therefore, not accruing interest on that loan, non-cash compensation expenses, compensation and related expenses associated with the addition of a branch operations and business development officer, and the legal costs associated with the pursuit of projects in connection with the Company’s strategic planning initiatives.  Interest income increased $385,000, or 20.58%, and non-interest income increased $7,000, or 14.00%.  These improvements were offset by a $436,000, or 50.70%, increase in interest expenses and a $19,000, or 2.16%, increase in non-interest expenses.

Earnings declined to $92,000 for the six months ended June 30, 2006 as compared to $190,000 for the same period in 2005.  Interest income increased $747,000, or 20.16%, and non-interest income increased $20,000, or 20.00%.  These improvements were offset by an $815,000, or 48.03%, increase in interest expenses and a $96,000, or 5.43%, increase in non-interest expenses.

Assets increased during the first six months of 2006 primarily because we increased our loan portfolio by $2,044,000, or 1.41%, to $146,653,000 at June 30, 2006 from $144,609,000 at December 31, 2005. The increase is also a result of increased cash and cash equivalents of $441,000, or 32.86%, to $1,783,000 at June 30, 2006 from $1,342,000 at December 31, 2005. These increases were offset by a decrease in mortgage backed securities held to maturity of $716,000, or 15.82%, to $3,809,000 at June 30, 2006 from $4,525,000 at December 31, 2005.

We hold a 19% participation (approximately $1,080,000 in unpaid principal balance) in an acquisition and development loan. Although this loan became delinquent in the fourth quarter of 2004, we had continued to accrue interest on the loan because we believed that collection of all principal and interest on the loan was probable. In the third quarter of 2005, we placed the loan on non-accrual status. As a result, we discontinued the accrual of interest and we reversed previously accrued interest. Previously, we reported that we expected a national homebuilder would purchase the property to build residential units as soon as the borrower developed the property to the “record plat” stage, at which time the loan would be paid in full, and that we expected that to occur prior to the end of 2005. In early November 2005, the national homebuilder agreed to release the borrower from its purchase agreement with the national homebuilder. On November 18, 2005, the participating lenders successfully negotiated a 90-day Forbearance Agreement with the borrower for the purpose of allowing the borrower to negotiate the sale of the property. On February 7, 2006, the borrower executed a Letter Agreement with the national homebuilder to purchase the property in “as is” condition. The Letter Agreement was contingent upon completion of a feasibility study within 45 days of its execution. The national homebuilder completed its feasibility study and, on March 27, 2006, approved the purchase of the property, subject to the approval of road access plans. The national homebuilder had until May 14, 2006 to resolve the road access issues, which included resolution of storm water management matters for the property as well. The national homebuilder was unable to resolve these issues by the May 14, 2006 deadline. On May 22, 2006, the participating lenders sent the borrower and the guarantors a notice of default requiring payment in full of their indebtedness by June 1, 2006. The letter Agreement between the national homebuilder and the borrower, which originally expired on May 14, 2006, was extended to July 5, 2006. To date, an extension agreement with a new expiration date has not been executed. The participating lenders have not extended their forbearance agreement, which also expired on May 14, 2006. They have not yet taken further action on their default letter, though they have not waived their rights by not doing so. Progress continues on the remaining road issues. Subject to the resolution of road access issues, closing is anticipated to occur by the end of September 2006. The Letter Agreement references payment in full of principal, accrued interest and all costs of collection for this participation loan. As of the date of this filing, this participation loan continues to be on non-accrual status. We continue to believe the project is viable and that our collateral position is adequate. Ultimately, we believe we will receive all interest and principal on this loan, although there can be no assurance that this will be the case.

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

Key measurements and events for the three- and six-month periods ended June 30, 2006 include the following:

•	Total assets at June 30, 2006 increased by 1.10% to $172,957,000 as compared to $171,067,000 as of December 31, 2005.

•	Net loans outstanding increased by 1.41% from $144,609,000 as of December 31, 2005 to $146,653,000 as of June 30, 2006.

•	Nonperforming loans at June 30, 2006 totaled $1,331,000. We believe an appropriate allowance for loan losses continues to be maintained.

•	Deposits at June 30, 2006 were $109,968,000, an increase of $345,000 or 0.31% from $109,623,000 at December 31, 2005.

•
SFSB, Inc. realized net income of $56,000 and $92,000 for the three-month and six-month periods ended June 30, 2006. This compares to net income of $102,000 and $190,000 for the three-month and six-month periods ended June 30, 2005.

•
Net interest income, our main source of income, was $960,000 and $1,940,000 during the three-month and six-month periods ended June 30, 2006 compared to $1,011,000 and $2,008,000 for the same period in 2005. This represents a decrease of 5.04% and 3.39% for the three months and six months ended June 30, 2006 as compared to the same period in 2005.

•
Interest expenses increased by $436,000 and $815,000, or 50.70% and 48.03%, for the three-month and six-month periods ended June 30, 2006, as compared to the three- and six-month periods ended June 30, 2005, as a result of an increase in interest paid on deposits and borrowings in a rising interest rate environment.

•	We had no loan charge-offs during the six-month periods ending June 30, 2006 or June 30, 2005.

•
Non-interest income increased by $7,000 and $20,000, or 14% and 20%, for the three-month and six-month periods ended June 30, 2006, as compared to the three-month and six-month periods ended June 30, 2005.

•
Non-interest expenses increased by $19,000 and $96,000, or 2.16% and 5.43%, for the three-month and six-month periods ended June 30, 2006, as compared to the three- and six-month periods ended June 30, 2005.

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

Changes in allowance factors or in management’s interpretation of those factors will have a direct impact on the amount of the provision, and a corresponding effect on income and assets. Also, errors in management’s perception and assessment of the allowance factors could result in the allowance not being adequate to cover losses in the portfolio, and may result in additional provisions or charge-offs, which would adversely affect income and capital. For additional information regarding the allowance for loan losses, see “Results of Operations for the Three and Six Months Ended June 30, 2006 and 2005 -Provision for Loan Losses and Analysis of Allowance for Loan Losses.”

Results of Operations for the Three and Six Months Ended June 30, 2006 and 2005

General. Net income decreased $46,000 to $56,000 for the three months ended June 30, 2006 compared to $102,000 for the same period in the prior year. The decrease was due primarily to a $436,000 increase in interest expense and a $19,000 increase in non-interest expenses, offset by a $385,000 increase in interest income.

Net income decreased $98,000, to $92,000 for the six months ended June 30, 2006 compared to $190,000 for the same period in the prior year. The decrease was due primarily to an $815,000 increase in interest expense and a $96,000 increase in non-interest expenses, offset by a $747,000 increase in interest income.

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

	Three Months Ended June 30, 2006			Three Months Ended June 30, 2005
	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate
	Dollars in Thousands			Dollars in Thousands
Interest-earning assets:
Loans receivable(1)	$146,513	$2,026	5.53%	$123,319	$1,660	5.38%
Mortgage-backed securities	3,932	40	4.07	6,031	53	3.52
Investment securities (available for sale)	8,272	93	4.50	8,039	67	3.33
Investment securities (held to maturity)	4,000	39	3.90	3,997	38	3.80
Other interest-earning assets	3,846	58	6.03	5,675	53	3.74

Total interest-earning assets	166,563	2,256	5.42%	147,061	1,871	5.09%

Non-interest earning assets	7,039			7,288

Total assets	$173,602			$154,349

Interest-bearing liabilities:
Savings deposits	$25,804	83	1.29%	$34,500	114	1.32%
Demand and NOW accounts	2,678	4	0.60	2,256	3	0.53
Certificates of deposit	81,070	833	4.11	69,815	593	3.40
Escrows	19	-	-	26	-	-
Borrowings	38,000	376	3.96	21,500	150	2.79

Total interest-bearing liabilities	147,571	1,296	3.51%	128,097	860	2.69%

Non-interest bearing liabilities	3,500			3,507

Total liabilities	151,071			131,604

Total equity(2)	22,531			22,745
Total liabilities and equity	$173,602			$154,349

Net interest income		$960			$1,011
Interest rate spread(3)			1.91%			2.40%
Net interest-earning assets	$18,992			$18,964
Net interest margin(4)			2.31%			2.75%
Ratio of interest earning assets to interest bearing liabilities		1.12x			1.15x

(1) Loans receivable are net of the allowance for loan losses.
(2) Total equity includes retained earnings and accumulated other comprehensive income (loss).
(3) Net interest rate spread represents the difference between the average yield on interest earning assets and the average cost of interest bearing liabilities.
(4) Net interest margin represents net interest income as a percentage of average interest earning assets.

	Six Months Ended June 30, 2006			Six Months Ended June 30, 2005
	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate
	Dollars in Thousands			Dollars in Thousands
Interest-earning assets:
Loans receivable(1)	$145,488	$4,000	5.50%	$120,935	$3,248	5.37%
Mortgage-backed securities	4,109	83	4.04	6,327	111	3.51
Investment securities (available for sale)	8,235	179	4.35	8,021	125	3.12
Investment securities (held to maturity)	3,999	76	3.80	3,996	76	3.80
Other interest-earning assets	4,396	114	5.19	9,356	145	3.10

Total interest-earning assets	166,227	4,452	5.36%	148,635	3,705	4.99%

Non-interest earning assets	7,062			7,223

Total assets	$173,289			$155,858

Interest-bearing liabilities:
Savings deposits	$26,810	174	1.30%	$36,057	229	1.27%
Demand and NOW accounts	2,738	8	0.58	2,285	7	0.61
Certificates of deposit	80,025	1,591	3.98	68,718	1,146	3.34
Escrows	15	-	-	19	-	-
Borrowings	38,000	739	3.89	23,167	315	2.72

Total interest-bearing liabilities	147,588	$2,512	3.40%	130,246	$1,697	2.61%

Non-interest bearing liabilities	3,121			2,894

Total liabilities	150,709			133,140

Total equity(2)	22,580			22,718
Total liabilities and equity	$173,289			$155,858

Net interest income		$1,940			$2,008
Interest rate spread(3)			1.96%			2.38%
Net interest-earning assets	$18,639			$18,389
Net interest margin(4)			2.33%			2.70%
Ratio of interest earning assets to interest bearing liabilities		1.12			1.14x

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

Net Interest Income.

Three months ended June 30, 2006 compared to three months ended June 30, 2005.

Net interest income decreased $51,000, or 5.04%, to $960,000 for the three months ended June 30, 2006 from $1,011,000 for the three months ended June 30, 2005.  The decrease was due to a $19,474,000, or 15.20%, increase in average interest bearing liabilities to $147,571,000 from $128,097,000, partially offset by an increase of $19,502,000, or 13.26%, in average interest earning assets to $166,563,000 from $147,061,000.  The growth of net interest income was impacted by an increase in interest paid on deposits and borrowings due to a rising interest rate environment and a decision to place a non-performing commercial land acquisition and development participation loan on non-accrual status and, therefore, not accruing $29,000 in interest on the loan.  The decrease was primarily the result of an 82 basis point increase in the cost of average interest bearing liabilities, from 2.69% to 3.51%, while the yield on average interest earning assets only increased 33 basis points from 5.09% to 5.42%.

Our interest rate spread decreased to 1.91% for the quarter ended June 30, 2006 from 2.40% for the quarter ended June 30, 2005, reflecting the more rapid increase in the cost of our average interest bearing liabilities as compared to the increase in the yield of our interest earning assets. Our net interest margin decreased to 2.31% from 2.75%, because the growth in average interest earning assets was not enough to offset the increase in the cost of interest bearing liabilities. The ratio of interest earning assets to interest bearing liabilities remained relatively steady at 1.12 times for the three months ended June 30, 2006 and 1.15 times for the same period in 2005.

Six months ended June 30, 2006 compared to six months ended June 30, 2005.

Net interest income decreased $68,000, or 3.39%, to $1,940,000 for the six months ended June 30, 2006 from $2,008,000 for the six months ended June 30, 2005.

The decrease was due to a $17,342,000, or 13.31%, increase in average interest bearing liabilities to $147,588,000 from $130,246,000, offset by an increase of $17,592,000, or 11.84%, in average interest earning assets to $166,227,000 from $148,635,000. The decrease was primarily the result of a 79 basis point increase in the cost of average interest bearing liabilities, from 2.61% to 3.40%, while the yield on average interest earning assets only increased 37 basis points from 4.99% to 5.36%.

Our interest rate spread decreased to 1.96% from 2.38%, reflecting the more rapid increase in the cost of our average interest bearing liabilities as compared to the increase in the yield of our average interest earning assets. Our net interest margin decreased to 2.33% from 2.70%, because the growth in average interest earning assets was not enough to offset the increase in the cost of interest bearing liabilities. The ratio of interest earning assets to interest bearing liabilities remained relatively steady at 1.12 times for the six months ended June 30, 2006 from 1.14 times for 2005.

Interest Income.

Three months ended June 30, 2006 compared to three months ended June 30, 2005.

Interest income increased by $385,000, or 20.58%, to $2,256,000 for the three months ended June 30, 2006, from $1,871,000 for the three months ended June 30, 2005. The increase in interest income resulted primarily from increases of $366,000, or 22.05%, in interest and fee income from loans, $27,000, or 25.71%, in interest income from investment securities and $5,000, or 9.43%, in interest income from other interest earning assets (primarily consisting of interest earned on federal funds sold and Federal Home Loan Bank stock), partially offset by a decrease of $13,000, or 24.53%, in interest income from mortgage backed securities.

The increase in interest income reflects a $19,502,000, or 13.26%, increase in the average balance of interest-earning assets to $166,563,000 during the quarter ended June 30, 2006 from $147,061,000 during the quarter ended June 30, 2005, and a 33 basis point increase in the yield on average interest-earning assets to 5.42% for the three months ended June 30, 2006 from 5.09% for the three months ended June 30, 2005, reflecting an increase in market interest rates.

The increase in interest income and fees on loans was due to a $23,194,000 or 18.81% increase in average net loans receivable, from $123,319,000 during the quarter ended June 30, 2005 to $146,513,000 during the quarter ended June 30, 2006, and a 15 basis point increase in the average yield on net loans receivable.

Six months ended June 30, 2006 compared to six months ended June 30, 2005.

Interest income increased by $747,000, or 20.16%, to $4,452,000 for the six months ended June 30, 2006, from $3,705,000 for the six months ended June 30, 2005. The increase in interest income resulted primarily from an increase of $752,000, or 23.15%, in interest and fee income from loans and $54,000, or 26.87%, in interest income from investment securities, partially offset by decreases of $28,000, or 25.23%, in interest income from mortgage backed securities and $31,000, or 21.38%, in interest income from other interest earning assets (primarily consisting of interest earned on federal funds sold and Federal Home Loan Bank stock).

The increase in interest income reflects a $17,592,000, or 11.84%, increase in the average balance of interest-earning assets to $166,227,000 from $148,635,000, and a 37 basis point increase in the yield on average interest-earning assets to 5.36% for the six months ended June 30, 2006 from 4.99% for the six months ended June 30, 2005, reflecting an increase in market interest rates.

The increase in interest income and fees on loans was due to a $24,553,000, or 20.30% increase in average net loans receivable, from $120,935,000 to $145,488,000, and a 13 basis point increase in average yield on net loans receivable.

The decrease in interest income from other interest earning assets (primarily federal funds sold) was due to a $4,960,000, or 53.01% decrease in average other interest earning assets, from $9,356,000 during the quarter ended June 30, 2005 to $4,396,000 during the quarter ended June 30, 2006, and a 209 basis point increase in the average yield on these assets (as a result of increases in short term market interest rates). Other interest earning assets decreased primarily as a result of the continued improvements in loan growth as federal funds were used to fund the loan growth.

Interest Expense.

Three months ended June 30, 2006 compared to three months ended June 30, 2005.

Interest expense, which consists of interest paid on deposits and borrowings, increased by $436,000, or 50.70%, to $1,296,000 for the three months ended June 30, 2006 from $860,000 for the three months ended June 30, 2005. The increase in interest expense resulted from an increase in the average balance and average cost of interest-bearing liabilities. The average balance of deposits increased to $109,552,000 during the quarter ended June 30, 2006 from $106,571,000 during the quarter ended June 30, 2005, and the average cost of deposits increased by 69 basis points as a result of increased market interest rates. The average balance of borrowings increased to $38,000,000 during the quarter ended June 30, 2006 from $21,500,000 in the same quarter of 2005 and the average cost of borrowings increased by 117 basis points as a result of longer term borrowing at higher interest rates.

Six months ended June 30, 2006 compared to six months ended June 30, 2005.

Interest expense increased by $815,000, or 48.03%, to $2,512,000 for the six months ended June 30, 2006 from $1,697,000 for the six months ended June 30, 2005. The increase in interest expense resulted from an increase in the average balance and average cost of interest-bearing liabilities. The average balance of deposits increased to $109,573,000 from $107,060,000 and the average cost of deposits increased by 59 basis points as a result of increased market interest rates. The average balance of borrowings increased to $38,000,000 during the quarter ended June 30, 2006 from $23,167,000 in the same period of 2005 and the average cost of borrowings increased by 117 basis points as a result of longer term borrowings at higher interest rates.

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

Based on our evaluation of these factors, management made a provision of $24,000 and $12,000 for the three months ended June 30, 2006 and June 30, 2005, and a provision of $38,000 and $33,000 for the six months ended June 30, 2006 and June 30, 2005, respectively. We had no charge-offs during the three- or six-month periods ended June 30, 2006 and June 30, 2005. We used the same methodology and generally similar assumptions in assessing the allowance for these periods.

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

The allowance for loan losses totaled $512,000 or 0.35% of gross loans outstanding of $147,439,000 at June 30, 2006, compared to an allowance for loan losses of $446,000, or 0.35% of gross loans outstanding of $127,660,000 at June 30, 2005.

The following table summarizes the activity in the provision for loan losses for the three and six months ended June 30, 2006 and 2005.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(Dollars in Thousands)

Balance at beginning of period	$488	$433	$474	$413

Charge-offs	-	-	-	-
Recoveries	0	1	0	1
Net charge-offs	0	1	0	1
Provision for loan losses	24	12	38	32

Ending balance	$512	$446	$512	$446

Ratio of net charge-offs (recoveries) during the period to average loans outstanding, net, during the period	-	-	-	-
Ratio of allowance of loan losses to total loans outstanding	0.35%	0.35%	0.35%	0.35%
Allowance for loan losses as a percent of total non-performing loans	38.47%	33.43%	38.47%	33.43%

Other Income.

Three months ended June 30, 2006 compared to three months ended June 30, 2005.

Historically, our non-interest income has been relatively modest and one of our strategic initiatives is to increase our non-interest income. Non-interest income increased $7,000, or 14.00%, to $57,000 for the three months ended June 30, 2006, as compared to $50,000 for the three months ended June 30, 2005. The primary reason for the increase in non-interest income is a $6,000, or 17.65%, increase in rental income from our headquarters building. Rental income increased due to increases in rental rates provided for in the applicable lease agreements. As of June 30, 2006, we leased 89.07% of the total leaseable space in our headquarters building. We are actively seeking tenants for the remaining space.

Six months ended June 30, 2006 compared to six months ended June 30, 2005.

Non-interest income increased $20,000, or 20.00%, to $120,000 for the six months ended June 30, 2006, as compared to $100,000 for the six months ended June 30, 2005. The primary reason for the increase in non-interest income is a $14,000, or 21.54%, increase in rental income from our headquarters building to $79,000 for the six months ended June 30, 2006 compared to $65,000 for the six months ended June 30, 2005 and a $6,000, or 600.00%, increase in gain on sale of loans to $7,000 for the six months ended June 30, 2006 compared to $1,000 for the six months ended June 30, 2005.

Non-interest Expense.

Three months ended June 30, 2006 compared to three months ended June 30, 2005.

Non-interest expense was $899,000 for the three months ended June 30, 2006 as compared to $880,000 for the three months ended June 30, 2005, an increase of $19,000, or 2.16%. The increase was due primarily to a $41,000, or 9.67%, increase in compensation and related expenses.  The increase in compensation and related expenses reflects, among other items, the hiring of a branch operations and business development officer in October 2005 and stock-based expenses, including the Employee Stock Ownership Plan and our stock based compensation plans. We had no stock based compensation plans through the second quarter of 2005.

Six months ended June 30, 2006 compared to six months ended June 30, 2005.

Non-interest expense was $1,864,000 for the six months ended June 30, 2006, as compared to $1,768,000 for the six months ended June 30, 2005, an increase of $96,000 or 5.43%. The increase was due primarily to increases of $89,000, or 43.63%, in occupancy expenses and $64,000, or 7.45%, in compensation and related expenses, partially offset by decreases of $38,000, or 9.97%, in other expenses and $19,000, or 20.88%, in advertising expenses. The increase in occupancy expenses is due to the acceleration of depreciation on the leasehold improvements of our Edgewood branch, which we closed on February 24, 2006. The increase in compensation and related expenses increased for the same reasons that they increased during the three months ended June 30, 2006 as compared to the three months ended June 30, 2005.

Income Tax Expense.

Three months ended June 30, 2006 compared to three months ended June 30, 2005.

The provision for income taxes decreased to $38,000 for the three months ended June 30, 2006 from $67,000 for the three months ended June 30, 2005, representing a $29,000, or 43.28%, decrease. The decrease in the provision for income taxes was primarily due to our lower level of income before taxes. The effective tax rate was 40.43% and 39.65% for June 30, 2006 and June 30, 2005, respectively. The increase in effective tax rate was due to non-deductible stock-based compensation awarded during 2006.

Six months ended June 30, 2006 compared to six months ended June 30, 2005.

The provision for income taxes decreased to $66,000 for the six months ended June 30, 2006 from $117,000 for the six months ended June 30, 2005, representing a $51,000, or 43.59%, decrease. The decrease in the provision for income taxes was primarily due to our lower level of income before taxes. The effective tax rate was 41.77% and 38.11% for June 30, 2006 and June 30, 2005, respectively. The increase in effective tax rate was due to non-deductible stock-based compensation awarded during 2006.

Analysis of Financial Condition

Assets.

General.

Our total assets increased by $1,890,000 or 1.10%, to $172,957,000 at June 30, 2006, from $171,067,000 at December 31, 2005. The increase in total assets resulted primarily from a $2,044,000, or 1.41% increase in net loans receivable, from $144,609,000 at December 31, 2005 to $146,653,000 at June 30, 2006 and a $441,000, or 32.86%, increase in cash and cash equivalents, from $1,342,000 at December 31, 2005 to $1,783,000 at June 30, 2006. These increases were offset slightly by a $716,000, or 15.82% decrease in mortgage backed securities held to maturity, from $4,525,000 at December 31, 2005 to $3,809,000 at June 30, 2006.

Investment Securities.

The investment portfolio at June 30, 2006 amounted to $16,106,000, a decrease of $570,000, or 3.42%, from $16,676,000 at December 31, 2005. Investment securities - available for sale, increased $144,000, or 1.77%, to $8,297,000 at June 30, 2006 from $8,153,000 at December 31, 2005, primarily as a result of dividends credited to the account. Mortgage backed securities - held to maturity, decreased $716,000, or 15.82%, to $3,809,000 at June 30, 2006 from $4,525,000 at December 31, 2005, as a result of principal repayments.

The carrying value of available for sale securities includes a net unrealized loss of $239,000 at June 30, 2006 (reflected as accumulated other comprehensive loss of $146,000 in equity after deferred taxes) as compared to a net unrealized loss of $205,000 ($126,000 net of taxes) as of December 31, 2005. In general, this increase in unrealized loss was a result of rising interest rates.

Loan Portfolio

Loans receivable, net, increased $2,044,000, or 1.41%, to $146,653,000 at June 30, 2006 from $144,609,000 at December 31, 2005. The commercial loan portfolio increased $1,757,000, or 19.03%, to $10,991,000 at June 30, 2006 from $9,234,000 at December 31, 2005. One-to-four family residential loans decreased $5,502,000, or 4.08% to $129,303,000 at June 30, 2006 from $134,805,000 at December 31, 2005. Our loan customers are generally located in Baltimore City, Baltimore County and Harford County, Maryland.

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

Loans classified as nonaccrual and the associated unrecorded interest is as follows:

	June 30,		December 31,
	2006	2005	2005
	(Dollars in thousands)

Nonaccrual loans	$1,331,000	$254,000	$1,245,000
Unrecorded interest on nonaccrual loans	$159,000	$11,000	$67,000

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

In early November 2005, the national homebuilder agreed to release the borrower from its purchase agreement with the national homebuilder. On November 18, 2005, the participating lenders successfully negotiated a 90-day Forbearance Agreement with the borrower for the purpose of allowing the borrower to negotiate the sale of the property. On February 7, 2006, the borrower executed a Letter Agreement with the national homebuilder to purchase the property in “as is” condition. The Letter Agreement was contingent upon completion of a feasibility study within 45 days of its execution. The national homebuilder completed its feasibility study and, on March 27, 2006, approved the purchase of the property, subject to the approval of road access plans. The national homebuilder had until May 14, 2006 to resolve the road access issues, which included resolution of storm water management matters for the property as well. The national homebuilder was unable to resolve these issues by the May 14, 2006 deadline. On May 22, 2006, the participating lenders sent the borrower and the guarantors a notice of default requiring payment in full of their indebtedness by June 1, 2006. The letter Agreement between the national homebuilder and the borrower, which originally expired on May 14, 2006, was extended to July 5, 2006. To date, an extension agreement with a new expiration date has not been executed. The participating lenders have not extended their forbearance agreement, which also expired on May 14, 2006. They have not yet taken further action on their default letter, though they have not waived their rights by not doing so. Progress continues on the remaining road issues. Subject to the resolution of road access issues, closing is anticipated to occur by the end of September 2006. The Letter Agreement references payment in full of principal, accrued interest and all costs of collection for this participation loan.

As of the date of this filing, this participation loan continues to be on non-accrual status. We continue to believe the project is viable and that our collateral position is adequate. Ultimately, we believe we will receive all interest and principal on this loan, although there can be no assurance that this will be the case.

Of the non-accrual loans, $1,080,000 consisted of the commercial land acquisition and development participation loan discussed above and $251,000 consisted of one-to-four residential mortgage loans at June 30, 2006.

Non-accrual loans totaled 0.91% and 0.20% of net loans receivable at June 30, 2006 and June 30, 2005, respectively, and 0.86% of net loans receivable at December 31, 2005.

Real estate and other assets that we acquire as a result of foreclosure or by deed-in-lieu of foreclosure or repossession on collateral-dependent loans are classified as real estate owned or other repossessed assets until sold. Such assets are recorded at foreclosure or other repossession and updated quarterly at the lower of cost or estimated fair value less estimated selling costs. Any portion of the outstanding loan balance in excess of fair value is charged off against the allowance for loan losses. If, upon ultimate disposition of the property, net sales proceeds exceed the net carrying value of the property, a gain on sale of real estate or other assets is recorded. We did not have any real estate owned or other repossessed assets at June 30, 2006 or December 31, 2005.

Under current accounting guidelines, a loan is defined as impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due under the contractual terms of the loan agreement.  We consider one- to four-family mortgage loans and consumer installment loans to be homogeneous and, therefore, do not separately evaluate them for impairment.  All other loans are evaluated for impairment on an individual basis. We generally classify non-accrual loans as impaired and we are doing so in this instance, even though management feels that we will be able to collect all amounts due under the contractual terms of the loan agreement. As of June 30, 2006, as well as December 31, 2005, no loan had been identified as impaired other than the non-accrual acquisition and development loan described above.

 Other than as disclosed, there are no other loans at June 30, 2006 about which management has serious doubts concerning the ability of the borrowers to comply with the present loan repayment terms.

Liabilities.

General.

Total liabilities increased by $2,148,000, or 1.45%, to $150,410,000 at June 30, 2006, from $148,262,000 at December 31, 2005. The increase in total liabilities resulted from a $2,000,000, or 5.56% increase in borrowings, a $1,402,000, or 376.88% increase in advance payments by borrowers for taxes and insurance, and a $345,000, or 0.31% increase in deposits. These increases were offset by a $1,609,000, or 83.85%, decrease in checks outstanding in excess of bank balance. Advance payments by borrowers for taxes and insurance increased because the July 2006 semi-annual property taxes had not been paid as of  June 30, 2006 (they are paid in July 2006). The balance in checks outstanding in excess of bank balance at the end of a period is dependent on the number and amounts of checks issued on the account at our correspondent’s bank and when such checks are presented for payment. Any excess funds are automatically transferred into an interest-earning federal funds account. Therefore, changes in checks outstanding in excess of bank balance as reflected on the balance sheet, generally, do not reflect any underlying changes in the Company’s financial condition. The other liabilities consist primarily of accrued federal and state income taxes and accrued interest on Federal Home Loan Bank borrowings.

Deposits

Deposits increased $345,000, or 0.31%, to $109,968,000 at June 30, 2006 from $109,623,000 at December 31, 2005. Certificates of deposits increased $4,276,000 to $81,176,000 at June 30, 2006 from $76,900,000 at December 31, 2005, and demand and NOW accounts increased by $720,000 to $4,087,000 at June 30, 2006 from $3,367,000 at December 31, 2005. Savings and money market deposits decreased $4,651,000 to $24,705,000 at June 30, 2006, from $29,356,000 at December 31, 2005. We believe that, as rates are beginning to rise, some customers are moving funds into higher-yielding investments, thus accounting for the increase in certificates of deposits and the decline in savings and money market deposits.

Borrowings.

At June 30, 2006, we were permitted to borrow up to $51,887,000 from the Federal Home Loan Bank of Atlanta. We had $38,000,000 and $36,000,000 of Federal Home Loan Bank advances as of June 30, 2006 and December 31, 2005, respectively, and we averaged $38,000,000 and $26,500,000 of Federal Home Loan Bank advances during the six months ended June 30, 2006 and the year ended December 31, 2005, respectively. The increase in borrowings reflects a new $2,000,000 Federal Home Loan Bank advance and $11,500,000 in the rollover of advances, offset by maturing advances of $11,500,000 in the first half of 2006. We have relied on borrowing to a significant extent since the third quarter of 2003 to fund loan growth.

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

Our most liquid assets are cash and cash equivalents. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At June 30, 2006, cash and cash equivalents totaled $1,783,000. Securities classified as available-for-sale, which can provide additional sources of liquidity, totaled $8,297,000 at June 30, 2006. However, because all of these securities were in an unrealized loss position at June 30, 2006, and because management has the intent and ability to hold these securities until recovery or maturity, management does not consider these securities as a source of liquidity at June 30, 2006. Also, at June 30, 2006, we had advances outstanding of $38,000,000 from the Federal Home Loan Bank of Atlanta. On that date, we had the ability to borrow an additional $13,887,000.

At June 30, 2006, we had outstanding commitments to originate loans of $1,949,000 (excluding the undisbursed portions of loans). These commitments do not necessarily represent future cash requirements since certain of these instruments may expire without being funded. We also extend lines of credit to customers, primarily home equity lines of credit. The borrower is able to draw on these lines as needed, thus the funding is generally unpredictable. Unused home equity lines of credit amounted to $5,432,000 at June 30, 2006. Since the majority of unused lines of credit expire without being funded, it is anticipated that our obligation to fund the above commitment amount will be substantially less than the amounts reported.

Certificates of deposit accounts scheduled to mature within one year totaled $40,429,000 or 36.76% of total deposits at June 30, 2006.  Management believes that the large percentage of deposits in shorter-term certificates of deposit reflects customers’ hesitancy to invest their funds in long-term certificates of deposit in the current interest rate environment.  If these deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and/or additional borrowings.  Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before June 30, 2006.  We believe, however, that, based on past experience, that a significant portion of our certificates of deposit will remain with us.  We also believe we have the ability to attract and retain deposits by adjusting the interest rates we offer.

Our borrowings are with the Federal Home Loan Bank of Atlanta and are secured by Federal Home Loan Bank of Atlanta stock that we own and a blanket lien on mortgages. Borrowings at June 30, 2006 consisted of $6,500,000 in short term fixed rate advances with a daily rate of 5.31%, a $5,000,000 of long term advance with a fixed rate of $2.83% and $26,500,000 of long term convertible rate advances with fixed rates ranging from 3.63% to 4.90%. If not repaid or converted to a different product, the convertible rate advances will convert from a fixed to a floating rate after periods ranging from one to five years.

Our primary investing activity is the origination of loans, primarily one- to four-family residential mortgage loans and commercial loans, and the purchase of securities. Our primary financing activity consists of activity in deposit accounts and Federal Home Loan Bank of Atlanta advances. Asset growth has outpaced deposit growth over the past 18-21 months and the increased liquidity needed to fund the asset growth has been provided through increased Federal Home Loan Bank borrowings. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors and other factors. We generally manage the pricing of our deposits to be competitive.

We are not aware of any known trends, events or uncertainties that will have or are reasonably likely to have a material effect on our liquidity, capital or operations, nor are we aware of any current recommendation by regulatory authorities, which if implemented, would have a material effect on liquidity, capital or operations.

Stockholders’ Equity

Total stockholders’ equity decreased $258,000, or 1.13%, to $22,547,000 at June 30, 2006 from $22,805,000 at December 31, 2005 as a result of the purchase of $422,000 in additional Treasury stock, partially offset by $92,000 in net income. We are considered “well capitalized” under the risk-based capital guidelines applicable to us.

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

Financial Instruments Whose
Contract Amount Represents	Contract Amount At
Credit Risk	June 30, 2006	December 31, 2005
	(Dollars in thousands)
Lines of credit - commercial	$492	$1,018
Lines of credit - home equity	5,432	5,073
Lines of credit - overdraft checking	110	95
Mortgage loan commitments	1,949	2,425

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

Our outstanding commitments to make mortgages are at fixed rates ranging from 5.38% to 6.88% and 5.00% to 6.00% at June 30, 2006 and December 31, 2005, respectively. Loan commitments expire 60 days from the date of the commitment.

For the six months ended June 30, 2006, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

Item 3. Controls and Procedures

As of the end of the period covered by this quarterly report on Form 10-QSB, SFSB, Inc.’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of SFSB, Inc.’s and Slavie Federal Savings Bank’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act). Based upon that evaluation, SFSB, Inc.’s and Slavie Federal Savings Bank’s Chief Executive Officer and Chief Financial Officer concluded that SFSB, Inc.’s and Slavie Federal Savings Bank’s disclosure controls and procedures are effective as of June 30, 2006. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by SFSB, Inc. in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

In addition, there were no changes in SFSB, Inc.’s or Slavie Federal Savings Bank’s internal control over financial reporting (as defined in Rule 13a-15 or Rule 15d-15 under the Exchange Act) during the quarter ended June 30, 2006, that have materially affected, or are reasonably likely to materially affect, SFSB, Inc.’s or Slavie Federal Savings Bank’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Submission of Matters to a Vote of Securities Holders.

(a) SFSB, Inc. held its annual meeting of stockholders on May 18, 2006.

(b) At the annual meeting, J. Benson Brown and James D. Wise were elected to serve a three-year term expiring upon the date of SFSB, Inc.’s 2009 Annual Meeting. The term of office of the following directors continued after the meeting: Philip E. Logan, Thomas J. Dreschler, Robert M. Stahl IV, and Charles E. Wagner, Jr.

(c) 1. The following individuals were nominees for the Board of Directors for a term to expire at the 2009 annual meeting of stockholders. The number of votes for or withheld for each nominee is as follows:

	For	Withheld	Total
J. Benson Brown	2,802,511	59,300	2,861,811
James E. Wise	2,800,211	61,600	2,861,811

      2. The ratification of the appointment of Beard Miller Company LLP as independent public accountants to audit the financial statements of SFSB, Inc. for 2006:

For	Against	Abstain	Broker Non-Votes	Total
2,852,591	9,100	120	0	2,861,811

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32	Rule 13a-14(b) Certification of Chief Executive Officer and Chief Financial Officer

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SFSB, Inc.

Date: August 9, 2006	By:	/s/ Philip E. Logan
Philip E. Logan, President
(Principal Executive Officer)

Date: August 9, 2006	By:	/s/ Sophie T. Wittelsberger
Sophie Torin Wittelsberger, Chief Financial Officer
(Principal Accounting and Financial Officer)