Form 10QSB
period 2006-09-30
SFSB, Inc.
filed 2006-11-13
CIK 1303026

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______TO ___________

Commission file number: 000-51037

SFSB, INC.
(Exact name of small business issuer as specified in its charter)

United States	20-2077715
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

At November 8, 2006, there were 2,975,625 shares of the issuer’s Common Stock, par value $0.01 per share, outstanding.

Transitional Small Business Disclosure Format (Check One): Yes ☐ No ☒

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SFSB, Inc.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)

	September 30, 2006	December 31, 2005
	(Dollars in thousands, except per share data)
ASSETS
Cash and due from banks	$933	$710
Federal funds sold	456	632
Cash and cash equivalents	1,389	1,342

Investment securities - available for sale	8,435	8,153
Investment securities - held to maturity	4,000	3,998
Mortgage backed securities - held to maturity	3,479	4,525
Loans receivable - net of allowance for loan losses of 2006 $814; 2005 $474	150,583	144,609
Federal Home Loan Bank of Atlanta stock at cost	2,233	1,955
Premises and equipment, at cost, less accumulated depreciation	5,327	5,612
Accrued interest receivable	483	487
Other assets	580	386
Total assets	$176,509	$171,067

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities
Deposits	$109,711	$109,623
Checks outstanding in excess of bank balance	1,074	1,919
Borrowings	42,000	36,000
Advance payments by borrowers for taxes and insurance	857	372
Other liabilities	360	348
Total liabilities	154,002	148,262

Commitments and Contingencies

Stockholders’ Equity
Preferred stock, no par value, 1,000,000 shares authorized, none issued and outstanding	—	—
Common stock, par value $.01, 9,000,000 shares authorized, 2,975,625 shares issued and outstanding at September 30, 2006 and December 31, 2005	30	30
Additional paid-in capital	12,758	12,730
Retained earnings (substantially restricted)	11,325	11,375
Unearned Employee Stock Ownership Plan shares	(1,064)	(1,108)
Treasury Stock at cost, 2006, 43,066 shares and 2005, 10,000 shares	(417)	(96)
Accumulated other comprehensive loss	(125)	(126)
Total stockholders’ equity	22,507	22,805
Total liabilities and stockholders’ equity	$176,509	$171,067

See notes to consolidated financial statements.

SFSB, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(Dollars in thousands, except per share data)
Interest and fees on loans	$2,080	$1,711	$6,080	$4,959
Interest and dividends on investment securities	140	112	395	313
Interest on mortgage backed securities	39	48	122	159
Other interest income	45	30	159	175
Total interest income	2,304	1,901	6,756	5,606

Interest on deposits	998	783	2,771	2,165
Interest on short-term borrowings	119	18	277	96
Interest on long-term borrowings	299	170	880	408
Total interest expense	1,416	971	3,928	2,669

Net interest income	888	930	2,828	2,937
Provision for loan losses	302	12	340	44
Net interest income after provision for loan losses	586	918	2,488	2,893

Other Income
Rental income	35	35	114	100
Other income	19	37	53	71
Gain on sale of loans	—	—	8	1
Total other income	54	72	175	172

Non-Interest Expenses
Compensation and other related expenses	461	445	1,385	1,304
Occupancy expense	94	115	386	320
Advertising expense	46	53	119	145
Service bureau expense	42	38	120	115
Furniture, fixtures and equipment	50	59	161	172
Telephone, postage and delivery	20	24	64	65
Other expenses	155	220	498	601
Total non-interest expenses	868	954	2,733	2,722

Income (Loss) before income tax provision	(228)	36	(70)	343
Income tax provision (benefit)	(86)	15	(20)	132
Net income (loss)	$(142)	$21	$(50)	$211

Basic Earnings (Loss) per Share	$(0.05)	$0.01	$(0.02)	$0.07

Diluted Earnings (Loss) per Share	$(0.05)	$0.01	$(0.02)	$0.07

See notes to consolidated financial statements.

SFSB, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(Dollars in thousands)

Net income (loss)	$(142)	$21	$(50)	$211
Net unrealized (loss) gain on securities available for sale during the period (net of taxes of $13, $(13), $0 and $(35))	21	(20)	1	(55)
Total Comprehensive Income (Loss)	$(121)	$1	$(49)	$156

See notes to consolidated financial statements.

SFSB, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
	September 30,
	2006	2005
	(Dollars in thousands)
Cash Flows From Operating Activities
Net income (loss)	$(50)	$211
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by Operating Activities:
Non-cash compensation under stock-based compensation plans and Employee Stock Ownership Plan	173	47
Net amortization of premiums and discounts	11	22
Amortization of deferred loan fees	(45)	(54)
Provision for loan losses	340	44
Gain on sale of loans	(8)	(1)
Loans originated for sale	(1,510)	(155)
Proceeds from loans sold	1,518	156
Provision for depreciation	340	242
Increase in accrued interest receivable and other assets	(190)	(120)
Increase in accrued interest payable	10	22
Increase (decrease) in other liabilities	9	(292)
Net Cash Provided by Operating Activities	598	122

Cash Flows from Investing Activities
Purchase of available for sale securities	(281)	(199)
Net increase in loans	(6,269)	(19,304)
Principal collected on mortgage backed securities	1,033	1,924
Purchase of Federal Home Loan Bank of Atlanta stock	(278)	(465)
Redemption of Federal Home Loan Bank of Atlanta stock	—	225
Purchases of premises and equipment	(55)	(131)
Net Cash Used in Investing Activities	(5,850)	(17,950)

Cash Flows from Financing Activities
Net increase in deposits	81	131
(Decrease) increase in checks outstanding in excess of bank balance	(845)	2,195
Proceeds from borrowings	17,500	8,500
Repayment of borrowings	(11,500)	(5,000)
Increase in advance payments by borrowers for taxes and insurance	485	331
Purchase of treasury stock	(422)	—
Net Cash Provided by Financing Activities	5,299	6,157

Increase (Decrease) in cash and cash equivalents	47	(11,671)
Cash and cash equivalents at beginning of year	1,342	15,597
Cash and cash equivalents at end of period	$1,389	$3,926

Supplemental Disclosures of Cash Flows Information:
Cash paid during the year for:
Income taxes	$230	$289
Interest expense	$3,918	$2,646

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

Holdings, formed on August 18, 1999 as a Maryland limited liability company, was created to acquire and manage certain real property located at 1614 Churchville Road, Bel Air, Maryland. This property includes the main office and corporate headquarters of the Bank. In addition, the property houses mixed use office space which is available for lease. As of September 30, 2006, approximately 89.07% of the available space to non-affiliated tenants was leased.

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

The foregoing consolidated financial statements are unaudited; but in the opinion of management include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation thereof. The balances as of December 31, 2005 have been derived from the audited consolidated financial statements. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB. The results of operations for the nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the full year.

Note 4 - Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the appropriate period. Unearned Employee Stock Ownership Plan (“ESOP”) shares are not included in outstanding shares. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average shares outstanding as adjusted for the dilutive effect of stock options and unvested stock awards based on the “treasury stock” method. Information related to the calculation of earnings per share is summarized for the three and nine months ended September 30, 2006 and 2005 as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2006		September 30, 2006
	Basic	Diluted	Basic	Diluted
	(Dollars in thousands, except for per share data)

Net loss	$(142)	$(142)	$(50)	$(50)

Weighted average shares outstanding	2,815	2,815	2,819	2,819

Diluted Securities
Stock Options	—	—	—	3
Unvested Stock Awards	—	—	—	2
Adjusted Weighted average shares	2,815	2,815	2,819	2,824

Per Share Amount	$(0.05)	$(0.05)	$(0.02)	$(0.02)

	Three Months Ended		Nine Months Ended
	September 30, 2005		September 30, 2005
	Basic	Diluted	Basic	Diluted
	(Dollars in thousands, except for per share data)

Net income	$21	$21	$211	$211

Weighted average shares outstanding	2,863	2,863	2,861	2,861

Diluted Securities
Stock Options	—	—	—	—
Unvested Stock Awards	—	—	—	—
Adjusted Weighted average shares	2,863	2,863	2,861	2,861

Per Share Amount	$0.01	$0.01	$0.07	$0.07

Note 5 - Regulatory Capital Requirements

During the nine-month period ending September 30, 2006, the Company purchased 43,561shares of treasury stock for $422,000 or $9.68 per share. The acquisition of treasury stock is recorded under the treasury stock method. At September 30, 2006, the Bank met each of the three minimum regulatory capital requirements. The following table summarizes the Bank’s regulatory capital position at September 30, 2006.

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provision
	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)
September 30, 2006
(Unaudited)
Tangible (1)	$16,670	9.41%	$2,658	1.50%	N/A	N/A
Tier I capital (2)	16,670	16.57%	N/A	N/A	$6,036	6.00%
Core (leverage) (1)	16,670	9.41%	7,089	4.00%	8,861	5.00%
Risk-weighted (2)	17,484	17.38%	8,049	8.00%	10,061	10.00%

(1)	To adjusted total assets.
(2)	To risk-weighted assets.

Note 6 - Stock-Based Compensation

The compensation cost charged against income for stock-based compensation plans was $81,000 and $173,000 for the three and nine months ended September 30, 2006. The total income tax benefit recognized was $9,000 and $28,000 for the three and nine months ended September 30, 2006. The compensation costs charged against income was $21,000 for the three and nine months ended September 30, 2005.

At September 30, 2006, there is $456,000 of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the plans. The cost is expected to be recognized over a weighted average period of 3.6 years.

During the three and nine months ended September 30, 2006, there were no grants of stock options or restricted stock under the Company’s stock-based compensation plans. No stock options were exercised in the three and nine months ended September 30, 2006. At September 30, 2006, there were 26,244 vested stock options and 10,495 vested restricted stock shares under the Company’s stock-based compensation plans.

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

In July 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes." The interpretation clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Specifically, the pronouncement prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on the related de-recognition, classification, interest and penalties, accounting for interim periods, disclosure and transition of uncertain tax positions. The interpretation is effective for fiscal years beginning after December 15, 2006. The Company is evaluating the impact of this new pronouncement on its consolidated financial statements.

In September 2006, the FASB issued FASB Statement No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. FASB Statement No. 157 applies to other accounting pronouncements that require or permit fair value measurements. The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. We are currently evaluating the potential impact, if any, of the adoption of FASB Statement No. 157 on our consolidated financial position, results of operations and cash flows.

On September 13, 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulleting No. 108 (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a potential current year misstatement. Prior to SAB 108, companies might evaluate the materiality of financial-statement misstatements using either the income statement or balance sheet approach, with the income statement approach focusing on new misstatements added in the current year, and the balance sheet approach focusing on the cumulative amount of misstatement present in a company’s balance sheet. Misstatements that would be material under one approach could be viewed as immaterial under another approach, and not be corrected. SAB 108 now requires that companies view financial statement misstatements as material if they are material according to either the income statement or balance sheet approach. The Company has analyzed SAB 108 and determined that upon adoption it will have no impact on the reported results of operations or financial conditions.

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

Overview

Earnings declined to a net loss of $50,000 for the nine months ended September 30, 2006 as compared to net income of $211,000 for the same period in 2005. This decrease was primarily due to our increasing the provision for loan loss reserves by 100% of the loan balances of two commercial non-real estate loans due to a default on those loans, in accordance with regulatory requirements. The decrease also resulted from the acceleration of depreciation on the leasehold improvements of the Edgewood branch in connection with closing the branch and the impact of our placement of a non-performing commercial land acquisition and development participation loan on non-accrual status. Interest income increased $1,150,000, or 20.51%, and non-interest income increased $3,000, or 1.74%. These improvements were offset by a $1,259,000, or 47.17%, increase in interest expenses and a $11,000, or 0.40%, increase in non-interest expenses.

Assets increased during the first nine months of 2006 primarily because we increased our loan portfolio by $5,974,000, or 4.13%, to $150,583,000 at September 30, 2006 from $144,609,000 at December 31, 2005. The increase is also a result of an increase in investment securities available for sale of $282,000, or 3.46%, to $8,435,000 at September 30, 2006 from $8,153,000 at December 31, 2005 and an increase in Federal Home Loan Bank stock of $278,000, or 14.22%, to $2,233,000 at September 30, 2006 from $1,955,000 at December 31, 2005. These increases were offset by a decrease in mortgage backed securities held to maturity of $1,046,000, or 23.12%, to $3,479,000 at September 30, 2006 from $4,525,000 at December 31, 2005.

As discussed in detail in the Asset Quality section of this report, we hold a 19% participation (approximately $1,080,000 unpaid principal balance) in an acquisition and development loan.  This loan became delinquent in late 2004 and was placed on non-accrual status in late 2005.  A national homebuilder had contracted to purchase the property and pay off the subject loan upon the borrower developing it to the “record plat” stage.  This was to occur in late 2005.  To date, the borrower has been unable to do so.  In November 2005, the national homebuilder released the borrower from their contract, and the participating lenders entered into a forbearance agreement with the borrower so that the borrower could attempt to sell the property.  In February 2006, the national homebuilder agreed to purchase the property “as is” subject to a feasibility study, which uncovered road access and storm water management issues.  As of the date of this report, the borrower has been unable to resolve these issues with the controlling municipality preventing the sale of the property to the national homebuilder.  In May 2006, upon the expiration of the forbearance agreement, the participating banks sent a notice of default to the borrower. In addition, the collateral property has been docketed for foreclosure. The principal of the borrower filed for personal (Chapter 11) bankruptcy in late September 2006, and a meeting of creditors was held on November 8, 2006. Later that same day, the entity that owns the collateral property filed for Chapter 11 bankruptcy, which caused the cancellation of the foreclosure auction that had been scheduled for November 9, 2006.  As of the date of this filing, the loan continues to be on non-accrual status.  We believe the above mentioned issues regarding the property will eventually be resolved, that our collateral position is adequate and that we will recover all principal on this loan, although there can be no assurance that this will be the case.

As discussed further in the Provision for Loan Losses and Analysis of Allowance for Loan Losses section of this report, we have two commercial non-real estate loans that are in non-financial default as of the end of the third quarter. One of these commercial loans is a business line of credit to a company that ceased operations as of July 31, 2006; the other is an unsecured term loan to the principal of the same company. The company filed for Chapter 7 bankruptcy on September 26, 2006. In anticipation of a minimal recovery of principal on these loans, we have increased our allowance for loan losses by $273,000, or 100% of the balance of the loans.

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

As a gesture of our commitment to our customers and neighbors, the Bank is currently celebrating Customer Appreciation Days at each of its two branch locations, promoting its newest products. To remain competitive and offer even more choices to our customers, in the third quarter of 2006, we developed a money market account with what we believe is an attractive tri-tiered interest rate level option, a business checking account with an earnings credit feature to counterbalance the typical service fees charged, and a premium rate personal checking account, requiring higher balances but paying a very competitive interest rate without the standard service fees. We also began offering a service that automatically pulls funds from a customer’s savings account to cover checking account overdrafts to compliment our Check Assurance Overdraft Protection Line of Credit product. We continue to offer a seven month certificate of deposit with what we believe is an attractive interest rate.

In addition to the variety of products we offer and the new ones mentioned above, our product development and review committee expects to implement a health savings account for health care expenses, a Coverdale individual retirement account for educational needs and a business sweep checking account for accountholders who maintain high balances and are looking for an alternative way to increase earnings on their excess available funds. We expect to develop and offer these services during the fourth quarter of 2006 or in early 2007.

We continue to implement strategies formed during a strategic planning meeting of the Board of Directors and the Company’s officers held in the second quarter of 2006. In our continued efforts to boost the yield of our interest earning assets during a period of net interest margin compression, management has decided to sell a larger percentage of the Company’s residential loan originations to facilitate our goal of increasing and diversifying the mix of commercial loans to residential loans in our portfolio. This strategy, if successful, should enable us to increase our fee income on loans sold. We are also looking to hire an experienced commercial loan originator to further our goal of increasing the average outstanding balance of our commercial loan portfolio. In addition, we have intensified our marketing strategy by offering incentives to attract new checking accounts in an effort to attain our goal of decreasing the yield on our interest bearing liabilities. Our directors, officers, management and staff remain committed in a unified effort to improve the Bank’s profitability.

Key measurements and events for the three- and nine-month periods ended September 30, 2006 include the following:

•	Total assets at September 30, 2006 increased by 3.18% to $176,509,000 as compared to $171,067,000 as of December 31, 2005.

•	Net loans outstanding increased by 4.13% from $144,609,000 as of December 31, 2005 to $150,583,000 as of September 30, 2006.

•	Nonperforming loans at September 30, 2006 totaled $1,137,000. We believe that we maintain an appropriate allowance for loan losses.

•	Deposits at September 30, 2006 were $109,711,000, an increase of $88,000 or 0.08% from $109,623,000 at December 31, 2005.

•
SFSB, Inc. realized net losses of $142,000 and $50,000 for the three-month and nine-month periods ended September 30, 2006. This compares to net income of $21,000 and $211,000 for the three-month and nine-month periods ended September 30, 2005.

•
Net interest income, our main source of income, was $888,000 and $2,828,000 during the three-month and nine-month periods ended September 30, 2006 compared to $930,000 and $2,937,000 for the same period in 2005. This represents a decrease of 4.52% and 3.71% for the three months and nine months ended September 30, 2006 as compared to the same period in 2005.

•	We had no loan charge-offs during the nine-month period ending September 30, 2006. We had an automobile loan charge-off of $2,000 during the nine-month period ending September 30, 2005.

•
Non-interest income decreased by $18,000, or 25.00%, for the three-month period ended September 30, 2006, as compared to the three-month period ended September 30, 2005. Non-interest income increased by $3,000, or 1.74%, for the nine-month period ended September 30, 2006, as compared to the nine-month period ended September 30, 2005. The decrease between the three-month periods is the result of receiving an additional $18,000 in connection with the sale of our ground rents, which occurred in June 2004. The additional proceeds, received in the third quarter of 2005, are due to a purchase price adjustment on the sale.

•
Non-interest expenses decreased by $86,000, or 9.01%, for the three-month period ended September 30, 2006, as compared to the three-month period ended September 30, 2005. Non-interest expenses increased by $11,000, or 0.40%, for the nine-month period ended September 30, 2006, as compared to the nine-month period ended September 30, 2005. The decrease between the three-month periods is the result of no longer carrying the occupancy expenses associated with the Edgewood branch and lower legal fees associated with operating as a public company compared to our first year as a public company in 2005.

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

Changes in allowance factors or in management’s interpretation of those factors will have a direct impact on the amount of the provision, and a corresponding effect on income and assets. Also, errors in management’s perception and assessment of the allowance factors could result in the allowance not being adequate to cover losses in the portfolio, and may result in additional provisions or charge-offs, which would adversely affect income and capital. For additional information regarding the allowance for loan losses, see “Results of Operations for the Three and Nine Months Ended September 30, 2006 and 2005 -Provision for Loan Losses and Analysis of Allowance for Loan Losses.”

Results of Operations for the Three and Nine Months Ended September 30, 2006 and 2005

General. Net income decreased $163,000 to a net loss of $142,000 for the three months ended September 30, 2006 compared to net income of $21,000 for the same period in the prior year. The decrease was due primarily to a $445,000 increase in interest expense and a $290,000 increase in provision for loan losses, offset by a $403,000 increase in interest income and an $86,000 decrease in non-interest expenses.

Net income decreased $261,000, to a net loss of $50,000 for the nine months ended September 30, 2006 compared to net income of $211,000 for the same period in the prior year. The decrease was due primarily to a $1,259,000 increase in interest expense and a $296,000 increase in provision for loan losses, offset by a $1,150,000 increase in interest income.

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

	Three Months Ended September 30, 2006			Three Months Ended September 30, 2005
	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate
	(Dollars in thousands)			(Dollars in thousands)
Interest-earning assets:
Loans receivable(1)	$149,409	$2,080	5.57%	$132,238	$1,711	5.18%
Mortgage-backed securities	3,584	39	4.35	5,313	48	3.61
Investment securities (available for sale)	8,389	103	4.91	8,070	74	3.67
Investment securities (held to maturity)	4,000	37	3.70	3,998	38	3.80
Other interest-earning assets	2,580	45	6.98	2,827	30	4.24
Total interest-earning assets	167,962	2,304	5.49%	152,446	1,901	4.99%

Non-interest earning assets	7,069			7,290
Total assets	$175,031			$159,736

Interest-bearing liabilities:
Savings deposits	$20,314	$63	1.24%	$32,481	$108	1.33%
Demand and NOW accounts	4,849	16	1.32	2,274	3	0.53
Certificates of deposit	82,892	919	4.43	74,323	672	3.62
Escrows	7	—	—	11	—	—
Borrowings	40,666	418	4.11	24,833	188	3.03
Total interest-bearing liabilities	148,728	1,416	3.81%	133,922	971	2.90%

Non-interest bearing liabilities	3,729			2,986

Total liabilities	152,457			136,908

Total equity(2)	22,574			22,828
Total liabilities and equity	$175,031			$159,736

Net interest income		$888			$930
Interest rate spread(3)			1.68%			2.09%
Net interest-earning assets	$19,234			$18,524
Net interest margin(4)			2.11%			2.44%
Ratio of interest earning assets to interest bearing liabilities		1.12x			1.14x

(1)	Loans receivable are net of the allowance for loan losses.
(2)	Total equity includes retained earnings and accumulated other comprehensive income (loss).
(3)	Net interest rate spread represents the difference between the average yield on interest earning assets and the average cost of interest bearing liabilities.
(4)	Net interest margin represents net interest income as a percentage of average interest earning assets.

	Nine Months Ended September 30, 2006			Nine Months Ended September 30, 2005
	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate
	(Dollars in thousands)			(Dollars in thousands)
Interest-earning assets:
Loans receivable(1)	$146,795	$6,080	5.52%	$124,702	$4,959	5.30%
Mortgage-backed securities	3,934	122	4.13	5,989	159	3.54
Investment securities (available for sale)	8,286	281	4.52	8,037	199	3.30
Investment securities (held to maturity)	4,000	114	3.80	3,997	114	3.80
Other interest-earning assets	3,790	159	5.59	7,180	175	3.25
Total interest-earning assets	166,805	6,756	5.40%	149,905	5,606	4.99%

Non-interest earning assets	7,065			7,246
Total assets	$173,870			$157,151

Interest-bearing liabilities:
Savings deposits	$24,645	$236	1.28%	$34,865	$337	1.29%
Demand and NOW accounts	3,441	24	0.93	2,282	10	0.57
Certificates of deposit	80,981	2,511	4.13	70,586	1,818	3.43
Escrows	12	—	—	16	—	—
Borrowings	38,889	1,157	3.97	23,722	504	2.83
Total interest-bearing liabilities	147,968	$3,928	3.54%	131,471	2,669	2.71%

Non-interest bearing liabilities	3,324			2,925
Total liabilities	151,292			134,396

Total equity(2)	22,578			22,755
Total liabilities and equity	$173,870			$157,151

Net interest income		$2,828			$2,937
Interest rate spread(3)			1.86%			2.28%
Net interest-earning assets	$18,837			$18,434
Net interest margin(4)			2.26%			2.61%
Ratio of interest earning assets to interest bearing liabilities		1.12x			1.14x

(1)	Loans receivable are net of the allowance for loan losses.
(2)	Total equity includes retained earnings and accumulated other comprehensive income (loss).
(3)	Net interest rate spread represents the difference between the average yield on interest earning assets and the average cost of interest bearing liabilities.
(4)	Net interest margin represents net interest income as a percentage of average interest earning assets.

Net Interest Income.

Three months ended September 30, 2006 compared to three months ended September 30, 2005.

Net interest income decreased $42,000, or 4.52%, to $888,000 for the three months ended September 30, 2006 from $930,000 for the three months ended September 30, 2005. The decrease was due primarily to a $14,806,000, or 11.06%, increase in average interest bearing liabilities from $133,922,000 to $148,728,000, partially offset by an increase of $15,516,000, or 10.18%, in average interest earning assets to $167,962,000 from $152,446,000. The decrease was also a result of a 91 basis point increase in the cost of average interest bearing liabilities, from 2.90% to 3.81%, while the yield on average interest earning assets increased 50 basis points from 4.99% to 5.49%.

Our interest rate spread decreased to 1.68% for the quarter ended September 30, 2006 from 2.09% for the quarter ended September 30, 2005, reflecting the more rapid increase in the cost of our average interest bearing liabilities as compared to the increase in the yield of our interest earning assets. Our net interest margin decreased to 2.11% from 2.44%, because the growth in average interest earning assets was not enough to offset the increase in the cost of interest bearing liabilities. The ratio of interest earning assets to interest bearing liabilities remained relatively steady at 1.12 times for the three months ended September 30, 2006 and 1.14 times for the same period in 2005.

Nine months ended September 30, 2006 compared to nine months ended September 30, 2005.

Net interest income decreased $109,000, or 3.71%, to $2,828,000 for the nine months ended September 30, 2006 from $2,937,000 for the nine months ended September 30, 2005.

The decrease was due primarily to a $16,497,000, or 12.55%, increase in average interest bearing liabilities to $147,968,000 from $131,471,000, offset by an increase of $16,900,000, or 11.27%, in average interest earning assets from $149,905,000 to $166,805,000. The decrease was also a result of an 83 basis point increase in the cost of average interest bearing liabilities, from 2.71% to 3.54%, while the yield on average interest earning assets increased 41 basis points from 4.99% to 5.40%.

Our interest rate spread decreased to 1.86% from 2.28%, reflecting the more rapid increase in the cost of our average interest bearing liabilities as compared to the increase in the yield of our average interest earning assets. Our net interest margin decreased to 2.26% from 2.61%, because the growth in average interest earning assets was not enough to offset the increase in the cost of interest bearing liabilities. The ratio of interest earning assets to interest bearing liabilities remained relatively steady at 1.12 times for the nine months ended September 30, 2006 from 1.14 times for 2005.

  Interest Income.

Three months ended September 30, 2006 compared to three months ended September 30, 2005.

Interest income increased by $403,000, or 21.20%, to $2,304,000 for the three months ended September 30, 2006, from $1,901,000 for the three months ended September 30, 2005. The increase in interest income resulted primarily from increases of $369,000, or 21.57%, in interest and fee income from loans, $28,000, or 25.00%, in interest income from investment securities and $15,000, or 50.00%, in interest income from other interest earning assets (primarily consisting of interest earned on federal funds sold and Federal Home Loan Bank stock), partially offset by a decrease of $9,000, or 18.75%, in interest income from mortgage backed securities.

The increase in interest income reflects a $15,516,000, or 10.18%, increase in the average balance of interest-earning assets to $167,962,000 during the quarter ended September 30, 2006 from $152,446,000 during the quarter ended September 30, 2005, and a 50 basis point increase in the yield on average interest-earning assets to 5.49% for the three months ended September 30, 2006 from 4.99% for the three months ended September 30, 2005, reflecting an increase in market interest rates.

The increase in interest income and fees on loans was due to a $17,171,000 or 12.98% increase in average net loans receivable, from $132,238,000 during the quarter ended September 30, 2005 to $149,409,000 during the quarter ended September 30, 2006, and a 39 basis point increase in the average yield on net loans receivable.

Nine months ended September 30, 2006 compared to nine months ended September 30, 2005.

Interest income increased by $1,150,000, or 20.51%, to $6,756,000 for the nine months ended September 30, 2006, from $5,606,000 for the nine months ended September 30, 2005. The increase in interest income resulted primarily from an increase of $1,121,000, or 22.61%, in interest and fee income from loans and $82,000, or 26.20%, in interest income from investment securities, partially offset by decreases of $37,000, or 23.27%, in interest income from mortgage backed securities and $16,000, or 9.14%, in interest income from other interest earning assets (primarily consisting of interest earned on federal funds sold and Federal Home Loan Bank stock).

The increase in interest income reflects a $16,900,000, or 11.27%, increase in the average balance of interest-earning assets to $166,805,000 from $149,905,000, and a 41 basis point increase in the yield on average interest-earning assets to 5.40% for the nine months ended September 30, 2006 from 4.99% for the nine months ended September 30, 2005, reflecting an increase in market interest rates.

The increase in interest income and fees on loans was due to a $22,093,000, or 17.72% increase in average net loans receivable, from $124,702,000 to $146,795,000, and a 22 basis point increase in average yield on net loans receivable.

The decrease in interest income from other interest earning assets (primarily federal funds sold) was due to a $3,390,000, or 47.21% decrease in average other interest earning assets, from $7,180,000 during the nine months ended September 30, 2005 to $3,790,000 during the nine months ended September 30, 2006, partially offset by a 234 basis point increase in the average yield on these assets (as a result of increases in short term market interest rates). Other interest earning assets decreased primarily as a result of the continued improvements in loan growth as federal funds were used to fund the loan growth.

Interest Expense.

Three months ended September 30, 2006 compared to three months ended September 30, 2005.

Interest expense, which consists of interest paid on deposits and borrowings, increased by $445,000, or 45.83%, to $1,416,000 for the three months ended September 30, 2006 from $971,000 for the three months ended September 30, 2005. The increase in interest expense resulted from an increase in the average balance and average cost of interest-bearing liabilities. The average balance of borrowings increased to $40,666,000 during the quarter ended September 30, 2006 from $24,833,000 in the same quarter of 2005 and the average cost of borrowings increased by 108 basis points as a result of borrowing at higher interest rates, partially offset by a decrease in average balance of deposits to $108,055,000 during the quarter ended September 30, 2006 from $109,078,000 during the quarter ended September 30, 2005. The increase was also a result of an 82 basis point increase in the average cost of deposits due to a rising interest rate market.

Nine months ended September 30, 2006 compared to nine months ended September 30, 2005.

Interest expense increased by $1,259,000, or 47.17%, to $3,928,000 for the nine months ended September 30, 2006 from $2,669,000 for the nine months ended September 30, 2005. The increase in interest expense resulted from an increase in the average balance and average cost of interest-bearing liabilities. The average balance of deposits increased to $109,067,000 from $107,733,000 and the average cost of deposits increased by 71 basis points as a result of increased market interest rates. The average balance of borrowings increased to $38,889,000 during the nine ended September 30, 2006 from $23,722,000 in the same period of 2005 and the average cost of borrowings increased by 114 basis points as a result of borrowings at higher interest rates.

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

Based on our evaluation of these factors, and as discussed further below, management made a provision of $302,000 and $12,000 for the three months ended September 30, 2006 and September 30, 2005, and a provision of $340,000 and $44,000 for the nine months ended September 30, 2006 and September 30, 2005, respectively. There were no loan charge-offs during the three and nine-month periods ended September 30, 2006. Although, as discussed below under “General Valuation Allowance on the Remainder of the Loan Portfolio,” we placed 100% of the loan balances of two commercial non-real estate loans into the allowance for loan loss reserve, these loans were not charged-off during the period ended September 30, 2006 because the final disposition of this matter is still pending a resolution of the bankruptcy proceedings and both loans have been paid as agreed as of September 30, 2006. We had an automobile loan charge-off of $2,000 during the three and nine-month periods ended September 30, 2005. We used the same methodology and generally similar assumptions in assessing the allowance for these periods.

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

The allowance for loan losses totaled $814,000 or 0.54% of gross loans outstanding of $151,575,000 at September 30, 2006, an increase of $354,000, or 76.96%, as compared to an allowance for loan losses of $460,000 or 0.33% of gross loans outstanding of $138,918,000 at September 30, 2005. The increase to the loan loss reserve is due to the increase of our loans receivable balance and the addition of $273,000, or 100% of the loan balances of two commercial non-real estate loans that are in default. As of September 30, 2006, pursuant to regulatory requirements, we made the additional provision of $273,000 to the allowance for loan losses because we believe there is a substantial likelihood that we will collect only a minimal amount of the outstanding principal balance on these loans. In mid-July 2006, a corporate commercial loan borrower informed the Bank that it was contemplating ceasing business operations, which it did as of July 31, 2006. The principal of this company also borrowed additional funds from the Bank directly. Both of these loans were cross-guaranteed, cross-defaulted and cross-collateralized. Once the company ceased operations, the borrower and guarantor were in non-financial default on these loans, even though the loans were current as of that date and as of September 30, 2006. On September 11, 2006, the Bank gave written notice to the borrower and the guarantor that they had defaulted on their loan agreements. Subsequently, the company filed for Chapter 7 bankruptcy on September 26, 2006. Final disposition of this matter is still pending as of the date of this report.

The following table summarizes the activity in the provision for loan losses for the three and nine months ended September 30, 2006 and 2005.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(Dollars in Thousands)
Balance at beginning of period	$512	$447	$474	$413

Charge-offs	0	(2)	0	(2)
Recoveries	0	3	0	5
Net Recoveries	0	1	0	3
Provision for loan losses	302	12	340	44
Ending balance	$814	$460	$814	$460

Ratio of net charge-offs (recoveries) during the period to average loans outstanding, net, during the period	—	—	—	—
Ratio of allowance of loan losses to total loans outstanding	0.54%	0.33%	0.54%	0.33%
Allowance for loan losses as a percent of total non-performing loans	71.59%	32.63%	71.59%	32.63%

Other Income.

Three months ended September 30, 2006 compared to three months ended September 30, 2005.

Historically, our non-interest income has been relatively modest and one of our strategic initiatives is to increase our non-interest income. Non-interest income decreased $18,000, or 25.00%, to $54,000 for the three months ended September 30, 2006, as compared to $72,000 for the three months ended September 30, 2005. The reason for the decrease in non-interest income is an $18,000, or 48.65%, decrease in other income, which is the result of our receiving an additional $18,000 in the third quarter of 2005 in connection with the sale of our ground rents in June 2004. The additional proceeds received in the 2005 period are due to a purchase price adjustment on the sale. Rental income from our headquarters building remained the same. While we have experienced the loss of several small tenants, rental income has remained constant due to increases in rental rates provided for in the applicable lease agreements of the remaining tenants. As of September 30, 2006, we leased 89.07% of the total leaseable space in our headquarters building. We are actively seeking tenants for the remaining space.

Nine months ended September 30, 2006 compared to nine months ended September 30, 2005.

Non-interest income increased $3,000, or 1.74%, to $175,000 for the nine months ended September 30, 2006, as compared to $172,000 for the nine months ended September 30, 2005. The reason for the increase in non-interest income is a $14,000, or 14.00%, increase in rental income from our headquarters building to $114,000 for the nine months ended September 30, 2006 compared to $100,000 for the nine months ended September 30, 2005 and a $7,000 increase in gain on sale of loans to $8,000 for the nine months ended September 30, 2006 compared to $1,000 for the nine months ended September 30, 2005, offset by an $18,000 decrease in other income due to the additional $18,000 received during the 2005 period in connection with the adjustment to the purchase price of the sale of our ground rents in 2004, as discussed above.

Non-interest Expense.

Three months ended September 30, 2006 compared to three months ended September 30, 2005.

Non-interest expense was $868,000 for the three months ended September 30, 2006 as compared to $954,000 for the three months ended September 30, 2005, a decrease of $86,000, or 9.01%. The decrease was due primarily to a $65,000, or 29.55%, decrease in other expenses. The decrease in other expenses reflects, among other items, a reduction in legal costs associated with our first year as a public company in 2005. A decrease in occupancy expenses of a $21,000, or 18.26%, also attributed to the decrease in non-interest expense and is the result of no longer carrying the costs associated with the operation of the Edgewood branch, which we closed on February 24, 2006.

Nine months ended September 30, 2006 compared to nine months ended September 30, 2005.

Non-interest expense was $2,733,000 for the nine months ended September 30, 2006, as compared to $2,722,000 for the nine months ended September 30, 2005, an increase of $11,000 or 0.40%. The increase was due primarily to increases of $81,000, or 6.21%, in compensation and related expenses and $66,000, or 20.63%, in occupancy expenses, partially offset by decreases of $103,000, or 17.14%, in other expenses and $26,000, or 17.93%, in advertising expenses. The increase in compensation and related expenses reflects, among other items, the hiring of a business development officer in October 2005. The increase in occupancy expenses is due to the acceleration of depreciation on the leasehold improvements of our Edgewood branch.

Income Tax Expense.

Three months ended September 30, 2006 compared to three months ended September 30, 2005.

The benefit for income taxes was $86,000 for the three months ended September 30, 2006 from a provision for income tax of $15,000 for the three months ended September 30, 2005, representing a $101,000, or 673.33%, decrease. The benefit for income taxes was due to our loss before taxes. The effective tax rate was 37.72% and 41.67% for September 30, 2006 and September 30, 2005, respectively.

Nine months ended September 30, 2006 compared to nine months ended September 30, 2005.

The benefit for income taxes was $50,000 for the nine months ended September 30, 2006 from a provision for income tax of $211,000 for the nine months ended September 30, 2005, representing a $261,000, or 123.70%, decrease. The benefit for income taxes was due to our loss before taxes. The effective tax rate was 28.57% and 38.48% for September 30, 2006 and September 30, 2005, respectively.

Analysis of Financial Condition

Assets.

General.

Our total assets increased by $5,442,000 or 3.18%, to $176,509,000 at September 30, 2006, from $171,067,000 at December 31, 2005. The increase in total assets resulted primarily from a $5,974,000, or 4.13% increase in net loans receivable, from $144,609,000 at December 31, 2005 to $150,583,000 at September 30, 2006, a $282,000, or 3.46%, increase in investment securities available for sale, from $8,153,000 at December 31, 2005 to $8,435,000 at September 30, 2006 and an increase in Federal Home Loan Bank stock of $278,000, or 14.22%, to $2,233,000 at September 30, 2006 from $1,955,000 at December 31, 2005. These increases were offset by a $1,046,000, or 23.12% decrease in mortgage backed securities held to maturity, from $4,525,000 at December 31, 2005 to $3,479,000 at September 30, 2006.

Investment Securities.

The investment portfolio at September 30, 2006 amounted to $15,914,000, a decrease of $762,000, or 4.57%, from $16,676,000 at December 31, 2005. Investment securities - available for sale, increased $282,000, or 3.46%, to $8,435,000 at September 30, 2006 from $8,153,000 at December 31, 2005, primarily as a result of dividends credited to the account. Mortgage backed securities - held to maturity, decreased $1,046,000, or 23.12%, to $3,479,000 at September 30, 2006 from $4,525,000 at December 31, 2005, as a result of principal repayments.

The carrying value of available for sale securities includes a net unrealized loss of $204,000 at September 30, 2006 (reflected as accumulated other comprehensive loss of $125,000 in equity after deferred taxes) as compared to a net unrealized loss of $205,000 ($126,000 net of taxes) as of December 31, 2005. In general, this increase in unrealized loss was a result of rising interest rates.

Loan Portfolio.

Loans receivable, net, increased $5,974,000, or 4.13%, to $150,583,000 at September 30, 2006 from $144,609,000 at December 31, 2005. The commercial loan portfolio increased $1,808,000, or 19.58%, to $11,042,000 at September 30, 2006 from $9,234,000 at December 31, 2005. One-to-four family residential loans decreased $515,000, or 0.38% to $134,290,000 at September 30, 2006 from $134,805,000 at December 31, 2005. Our loan customers are generally located in Baltimore City, Baltimore County and Harford County, Maryland.

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

Loans classified as non accrual and the associated unrecorded interest is as follows:

	September 30,		December 31,
	2006	2005	2005
	(Dollars in thousands)

Non accrual loans	$1,137,000	$1,246,000	$1,245,000
Unrecorded interest on non accrual loans	$89,000	$56,000	$67,000

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

Progress on resolving the road access and storm water management issue slowed in mid-late August 2006 due to a revision of the criteria for their resolution by the controlling municipality.  These new criteria have thus far been unacceptable to the national home builder.  In addition, the preliminary site plan for the property is due to expire on November 21, 2006, and the special zoning exception granted for the age restricted portion (165 condominiums) of the project has already expired.  The controlling municipality has denied an extension for the preliminary site plan, and is unlikely to renew the special zoning exception.

With negotiations between the national homebuilder and the borrower stalled, and considering the site plan and zoning issues, participating lenders instructed their counsel to docket the collateral property for foreclosure.  This was done on September 13, 2006. In addition, the principal of the borrower filed for personal (Chapter 11) bankruptcy on September 26, 2006 and a meeting of creditors was held on November 8, 2006. Later that same day, the entity that owns the collateral property filed for Chapter 11 bankruptcy, which caused the cancellation of the foreclosure auction that had been scheduled for November 9, 2006.

As of the date of this filing, this participation loan continues to be on non accrual status.  Due to the developments during the last quarter, there is reason to question the viability of the project as conceived by the borrower.  We believe our collateral position is adequate and that we will recover all principal on this loan, although there can be no assurance that this will be the case.  Resolution of this matter will extend into 2007.

Of the non-accrual loans, $1,080,000 consisted of the commercial land acquisition and development participation loan discussed above and $57,000 consisted of a one-to-four residential mortgage loan at September 30, 2006.

Non-accrual loans totaled 0.76% and 0.91% of net loans receivable at September 30, 2006 and September 30, 2005, respectively, and 0.86% of net loans receivable at December 31, 2005.

Real estate and other assets that we acquire as a result of foreclosure or by deed-in-lieu of foreclosure or repossession on collateral-dependent loans are classified as real estate owned or other repossessed assets until sold. Such assets are recorded at foreclosure or other repossession and updated quarterly at the lower of cost or estimated fair value less estimated selling costs. Any portion of the outstanding loan balance in excess of fair value is charged off against the allowance for loan losses. If, upon ultimate disposition of the property, net sales proceeds exceed the net carrying value of the property, a gain on sale of real estate or other assets is recorded. We did not have any real estate owned or other repossessed assets at September 30, 2006 or December 31, 2005.

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

As of September 30, 2006, in addition to the non-accrual acquisition and development loan described above, we have classified two commercial non-real estate loans as impaired. In mid-July 2006, a corporate commercial loan borrower informed the Bank that it was contemplating ceasing business operations, which it did as of July 31, 2006. The principal of this company also borrowed additional funds from the Bank directly. Both of these loans were cross-guaranteed, cross-defaulted and cross-collateralized. Once the company ceased operations, the borrower and guarantor were in non-financial default on these loans, even though the loans were current as of that date and as of September 30, 2006. On September 11, 2006, the Bank gave written notice to the borrower and the guarantor that they had defaulted on their loan agreements. Subsequently, the company filed for Chapter 7 bankruptcy on September 26, 2006. Final disposition of this matter is still pending as of the date of this report.

As of December 31, 2005, no loan had been identified as impaired other than the non-accrual acquisition and development loan described above.

 Other than as disclosed, there are no other loans at September 30, 2006 about which management has serious doubts concerning the ability of the borrowers to comply with the present loan repayment terms.

Liabilities.

General.

Total liabilities increased by $5,740,000, or 3.87%, to $154,002,000 at September 30, 2006, from $148,262,000 at December 31, 2005. The increase in total liabilities resulted from a $6,000,000, or 16.67% increase in borrowings, from $36,000,000 at December 31, 2005 to $42,000,000 at September 30, 2006, a $485,000, or 130.38% increase in advance payments by borrowers for taxes and insurance, from $372,000 at December 31, 2005 to $857,000 at September 30, 2006, and an $88,000, or 0.08% increase in deposits, from $109,623,000 at December 31, 2005 to $109,711,000 at September 30, 2006. These increases were offset by an $845,000, or 44.03%, decrease in checks outstanding in excess of bank balance, from $1,919,000 at December 31, 2005 to $1,074,000 at September 30, 2006. Advance payments by borrowers for taxes and insurance increased because of the growth to the loan portfolio. The balance in checks outstanding in excess of bank balance at the end of a period is dependent on the number and amounts of checks issued on the account at our correspondent’s bank and when such checks are presented for payment. Any excess funds are automatically transferred into an interest-earning federal funds account. Therefore, changes in checks outstanding in excess of bank balance as reflected on the balance sheet, generally, do not reflect any underlying changes in the Company’s financial condition. The other liabilities consist primarily of accrued federal and state income taxes and accrued interest on Federal Home Loan Bank borrowings

Deposits.

Deposits increased $88,000, or 0.08%, to $109,711,000 at September 30, 2006 from $109,623,000 at December 31, 2005. Certificates of deposits increased $6,643,000, or 8.64%, to $83,543,000 at September 30, 2006 from $76,900,000 at December 31, 2005, and demand and NOW accounts increased by $3,707,000, or 110.10%, to $7,074,000 at September 30, 2006 from $3,367,000 at December 31, 2005. Savings and money market deposits decreased $10,257,000, or 34.94%, to $19,099,000 at September 30, 2006, from $29,356,000 at December 31, 2005. We believe that, in the current interest rate environment, some customers are moving funds into higher-yielding investments, thus accounting for the increase in certificates of deposits and the decline in savings and money market deposits.

Borrowings.

At September 30, 2006, we were permitted to borrow up to $52,953,000 from the Federal Home Loan Bank of Atlanta. We had $42,000,000 and $36,000,000 of Federal Home Loan Bank advances as of September 30, 2006 and December 31, 2005, respectively, and we averaged $38,889,000 and $26,500,000 of Federal Home Loan Bank advances during the nine months ended September 30, 2006 and the year ended December 31, 2005, respectively. The increase in borrowings reflects a new $6,000,000 Federal Home Loan Bank advance and $11,500,000 in the rollover of advances, offset by maturing advances of $11,500,000 in the first nine months of 2006. We have relied on borrowing to a significant extent since the third quarter of 2003 to fund loan growth.

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

Our most liquid assets are cash and cash equivalents. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At September 30, 2006, cash and cash equivalents totaled $1,389,000. Securities classified as available-for-sale, which can provide additional sources of liquidity, totaled $8,435,000 at September 30, 2006. However, because all of these securities were in an unrealized loss position at September 30, 2006, and because management has the intent and ability to hold these securities until recovery or maturity, management does not consider these securities as a source of liquidity at September 30, 2006. Also, at September 30, 2006, we had advances outstanding of $42,000,000 from the Federal Home Loan Bank of Atlanta. On that date, we had the ability to borrow an additional $10,953,000.

At September 30, 2006, we had outstanding commitments to originate loans of $2,022,000 (excluding the undisbursed portions of loans). These commitments do not necessarily represent future cash requirements since certain of these instruments may expire without being funded. We also extend lines of credit to customers, primarily home equity lines of credit. The borrower is able to draw on these lines as needed, thus the funding is generally unpredictable. Unused home equity lines of credit amounted to $5,404,000 at September 30, 2006. Since the majority of unused lines of credit expire without being funded, it is anticipated that our obligation to fund the above commitment amount will be substantially less than the amounts reported.

Certificate of deposit accounts scheduled to mature within one year totaled $46,683,000 or 42.55% of total deposits at September 30, 2006. Management believes that the large percentage of deposits in shorter-term certificates of deposit reflects customers’ hesitancy to invest their funds in long-term certificates of deposit in the current interest rate environment. If these deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and/or additional borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before September 30, 2006. We believe, however, based on past experience, that a significant portion of our certificates of deposit will remain with us. We also believe we have the ability to attract and retain deposits by adjusting the interest rates we offer.

Our borrowings are with the Federal Home Loan Bank of Atlanta and are secured by Federal Home Loan Bank of Atlanta stock that we own and a blanket lien on mortgages. Borrowings at September 30, 2006 consisted of $10,500,000 in short term fixed rate advances with a fixed rates ranging from 5.30% to 5.36%, a $5,000,000 long term advance with a fixed rate of 2.83% and $26,500,000 of long term convertible rate advances with fixed rates ranging from 3.63% to 4.90%. If not repaid or converted to a different product, the convertible rate advances will convert from a fixed to a floating rate after the initial borrowing periods ranging from one to five years.

Our primary investing activity is the origination of loans, primarily one- to four-family residential mortgage loans and commercial loans, and the purchase of securities. Our primary financing activity consists of activity in deposit accounts and Federal Home Loan Bank of Atlanta advances. Asset growth has outpaced deposit growth over the past 21-24 months and the increased liquidity needed to fund the asset growth has been provided through increased Federal Home Loan Bank borrowings. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors and other factors. We generally manage the pricing of our deposits to be competitive.

We are not aware of any known trends, events or uncertainties that will have or are reasonably likely to have a material effect on our liquidity, capital or operations, nor are we aware of any current recommendation by regulatory authorities, which if implemented, would have a material effect on liquidity, capital or operations.

Stockholders’ Equity

Total stockholders’ equity decreased $298,000, or 1.31%, to $22,507,000 at September 30, 2006 from $22,805,000 at December 31, 2005 as a result of the purchase of $422,000 in additional Treasury stock and a net loss of $50,000. The net loss is primarily due to the acceleration of depreciation on the leasehold improvements in connection with the closing of the Edgewood branch and the increase in the provision for loan losses due to the expected default of two commercial non-real estate loans. We are considered “well capitalized” under the risk-based capital guidelines applicable to us.

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

Financial Instruments Whose
Contract Amount Represents	Contract Amount At
Credit Risk	September 30, 2006	December 31, 2005
	(Dollars in thousands)
Lines of credit - commercial	$500	$1,018
Lines of credit - home equity	5,404	5,073
Lines of credit - overdraft checking	111	95
Mortgage loan commitments	2,022	2,425

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

Equipment lines of credit are secured by equipment being purchased and sometimes by a blanket lien on assets of the borrower as well. Each advance is repaid over three to five years and carries a variable or prevailing fixed rate of interest. We will generally advance up to 80% of the cost of the new or used equipment. These credit facilities are revolving in nature and the commitment is subject to annual reaffirmation.

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

Our outstanding commitments to make mortgages are at fixed rates ranging from 5.63% to 9.00% and 5.00% to 6.00% at September 30, 2006 and December 31, 2005, respectively. Loan commitments expire 60 days from the date of the commitment.

For the nine months ended September 30, 2006, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

Item 3. Controls and Procedures

As of the end of the period covered by this quarterly report on Form 10-QSB, SFSB, Inc.’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of SFSB, Inc.’s and Slavie Federal Savings Bank’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act). Based upon that evaluation, SFSB, Inc.’s and Slavie Federal Savings Bank’s Chief Executive Officer and Chief Financial Officer concluded that SFSB, Inc.’s and Slavie Federal Savings Bank’s disclosure controls and procedures are effective as of September 30, 2006. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by SFSB, Inc. in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

In addition, there were no changes in SFSB, Inc.’s or Slavie Federal Savings Bank’s internal control over financial reporting (as defined in Rule 13a-15 or Rule 15d-15 under the Exchange Act) during the quarter ended September 30, 2006, that have materially affected, or are reasonably likely to materially affect, SFSB, Inc.’s or Slavie Federal Savings Bank’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Submission of Matters to a Vote of Securities Holders.

None.

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32	Rule 13a-14(a) Certification of Chief Executive Officer and Chief Financial Officer

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SFSB, Inc.

Date: November 9, 2006	By:	/s/ Philip E. Logan
Philip E. Logan, President
(Principal Executive Officer)

Date: November 9, 2006	By:	/s/ Sophie T. Wittelsberger
Sophie Torin Wittelsberger, Chief Financial Officer
(Principal Accounting and Financial Officer)