Form 10KSB
period 2006-12-31
SFSB, Inc.
filed 2007-03-30
CIK 1303026

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006

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

The issuer’s revenues for its most recent fiscal year were $9,368,000.

The aggregate market value of the common equity held by non-affiliates was $10,822,000 as of March 26, 2007, based on a sales price of $9.40 per share of Common Stock, which is the sales price at which shares of Common Stock were last sold in over the counter trading on March 26, 2007.

The number of shares outstanding of the issuer’s Common Stock was 2,907,759 as of March 26, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Stockholders for the Fiscal Year Ended December 31, 2006, which is filed as an exhibit to this Annual Report on Form 10-KSB, are incorporated by reference into Part II of this Annual Report on Form 10-KSB.

Portions of the Proxy Statement for the 2007 Annual Meeting of Stockholders of SFSB, Inc., to be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year, are incorporated by reference into Part III of this Annual Report on Form 10-KSB.

Transitional Small Business Disclosure Format (check one): Yes ☐ NO ☒

PART I

Item 1. Description of Business

BUSINESS OF SFSB, INC.

SFSB, Inc. is a federal corporation formed on December 30, 2004 for the purpose of acquiring all of the common stock of Slavie Federal Savings Bank (the “Bank”) concurrent with its mutual holding company reorganization. Pursuant to the reorganization, Slavie Federal Savings Bank converted from a mutual savings bank to a capital stock savings bank, with the concurrent formation of SFSB, Inc. as the stock, mid-tier holding company of Slavie Federal Savings Bank and the formation of Slavie Bancorp, MHC as a mutual holding company. SFSB, Inc.’s executive office is located at 1614 Churchville Road, Bel Air, Maryland 21015, and its telephone number is (443) 265-5570.

As part of the reorganization, we issued, at a price of $10.00 per share, 1,222,401 shares of our common stock pursuant to a subscription offering to Slavie Federal Savings Bank’s depositors who held a deposit account at the Bank as of December 31, 2002 and 116,630 shares to the Slavie Federal Savings Bank Employee Stock Ownership Plan, representing 45% of SFSB, Inc.’s outstanding common stock. The remaining 55% of SFSB, Inc.’s outstanding common stock is owned by Slavie Bancorp, MHC. Of the approximately $13,390,000 of gross proceeds, approximately $6,355,000 was contributed to Slavie Federal Savings Bank. So long as Slavie Bancorp, MHC exists, it will own a majority of the voting stock of SFSB, Inc.

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

BUSINESS OF SLAVIE FEDERAL SAVINGS BANK

General

Our principal business consists of attracting deposits from the general public in our market area and investing those funds, together with funds generated from operations and borrowings, in one- to four-family residential real estate loans and commercial mortgage loans. We also invest in land and construction loans, home equity loans and investment securities.

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

Lending Activities

General. Our principal lending activity has been the origination of first mortgage loans for the purchase or refinancing of one- to four-family residential real property and the origination of commercial loans, both mortgage and non-real estate loans. Historically, we have retained the loans that we originated, but in our continued efforts to boost the yield of our interest earning assets during a period of net interest margin compression, management decided to sell a larger percentage of the Company’s residential loan originations to facilitate our goal of increasing and diversifying the mix of commercial loans to residential loans in our portfolio.

Our net loan portfolio totaled $147,118,000 at December 31, 2006, representing 84.44% of total assets. One- to four-family residential real estate mortgage loans represented $117,755,000, or 79.48%, of our total loan portfolio at December 31, 2006. Other loans secured by real estate include commercial mortgage loans, construction loans secured by single family properties and acquisition and development loans, which amounted to $5,752,000, $300,000 and $4,160,000, or 3.88%, 0.20% and 2.81% of the total loan portfolio at December 31, 2006.

Commercial non-mortgage loans amounted to $2,800,000, or 1.89% of our total loan portfolio at December 31, 2006. The remainder of our portfolio was comprised of consumer loans, consisting primarily of home equity loans and lines of credit and other loans such as deposit account loans, home improvement loans, automobile loans and overdraft protection loans. At December 31, 2006, home equity and other consumer loans totaled $16,857,000 and $536,000, respectively, or 11.38% and 0.36% of the total loan portfolio.

We believe that increasing loan diversification will increase our competitive profile and improve earnings through higher yields. In that regard, we have and will continue to increase our commercial real estate loan portfolio and continue to grow our commercial business loan portfolio. We focus our commercial lending activities on small to mid-size businesses in our market area and we seek to distinguish ourselves by providing responsive personal service and local decision making.

The types of loans that we may originate are subject to federal and state laws and regulations. Interest rates charged on loans are affected principally by the demand for such loans, the supply of money available for lending purposes and the rates offered by our competitors. These factors are, in turn, affected by general economic conditions, the monetary policy of the federal government, including the Federal Reserve Board, legislative and tax policies and governmental budgetary matters.

A savings bank generally may not make loans to one borrower and related entities in an amount which exceeds 15% of its unimpaired capital and surplus, and an additional amount equal to 10% of unimpaired capital and surplus if the loan is secured by readily marketable collateral (generally financial instruments, but not real estate). At December 31, 2006, our regulatory limit on loans-to-one borrower was $2,498,000 and our five largest loans or groups of loans-to-one borrower, including related entities, aggregated $1,695,000, $1,468,000, $1,402,000, $1,083,000 and $938,000. The fourth largest loan, a participation, was in default at December 31, 2006. Each of the remaining loans or groups of loans was performing in accordance with its terms at December 31, 2006.

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio by type of loan as of the dates indicated, including a reconciliation of gross loans receivable after consideration of the allowance for loan losses and net deferred fees.

	At December 31,
	2006		2005
	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Real Estate Loans:
One- to four-family	$117,755	79.48%	$122,262	83.74%
Commercial mortgage	5,752	3.88	5,402	3.70
Construction	300	0.20	1,515	1.04
Acquisition and development	4,160	2.81	4,299	2.94
Total real estate loans	127,967	86.37	133,478	91.42
Commercial non-real estate	2,800	1.89	1,481	1.01
Consumer Loans:
Home equity	16,857	11.38	10,439	7.15
Other	536	0.36	610	0.42
Total consumer loans	17,393	11.74	11,049	7.57
Total loans receivable, gross	148,160	100.0%	146,008	100.0%
Less:
Loan in process	(60)		(800)
Allowance for loan losses	(850)		(474)
Deferred loan fees (costs)	(132)		(125)
Total loans receivable, net	$147,118		$144,609

Maturity of Loan Portfolio. The following table presents certain information at December 31, 2006 regarding the dollar amount of certain loans maturing in our portfolio based on their contractual terms to maturity or scheduled amortization, but does not include the effect of possible prepayments or due on sale clause payments.

	Commercial Non R/E	Construction	Acquisition and Development
	(Dollars in Thousands)
One year or less	$1,473	$300	$2,485
After one year:
More than 1 to 5 years	673	—	489
More than 5 years	654	—	1,186
Total	2,800	300	4,160
Less:
Loans in process	—	60	—
Allowance for loan losses	288	3	196
Deferred loan fees (costs)	16	—	7
Total, net	$2,496	$237	$3,957
Total due after one year with fixed interest rates	$1,327	$—	$1,675
Total due after one year with adjustable interest rates	$—	$—	$—

Scheduled contractual maturities of loans do not necessarily reflect the actual expected term of the loan portfolio.

One- to Four-Family Residential Loans. Our primary lending activity consists of the origination of one- to four-family residential mortgage loans that are primarily secured by properties located in the greater Baltimore metropolitan area. At December 31, 2006, $117,755,000, or 79.48% of our total loan portfolio, consisted of one- to four-family residential loans. Generally, one- to four-family residential mortgage loans are originated in amounts up to 80% of the lesser of the appraised value or purchase price of the property, with private mortgage insurance required on loans with a loan-to-value ratio in excess of 80%. Fixed-rate loans are originated for terms of 10, 15, 20, 30 and 40 years. At December 31, 2006, $117,720,000, or 99.97% of our one- to four-family residential mortgage loans were fixed-rate loans. Also, at December 31, 2006, our largest loan secured by one- to four-family real estate had a principal balance of $977,000 and was secured by a single-family residence. This loan was performing in accordance with its terms at December 31, 2006.

We also offer adjustable-rate mortgage loans with a one year adjustment period based on changes in a designated United States Treasury index. However, in the recent interest rate environment, there has been very limited demand for these loans. We did not originate any adjustable rate one- to four-family residential loan during the year ended December 31, 2006. Our adjustable rate mortgage loans provide for maximum rate adjustments of 200 basis points per adjustment, with a lifetime maximum adjustment of 500 basis points. Our adjustable rate mortgage loans amortize over terms of up to 30 years.

Adjustable rate mortgage loans decrease the risk associated with changes in market interest rates by periodically repricing, but involve other risks because, as interest rates increase, the underlying payments by the borrower increase, thus increasing the potential for default by the borrower. At the same time, the marketability of the underlying collateral may be adversely affected by higher interest rates. Upward adjustment of the contractual interest rate is also limited by the maximum periodic and lifetime interest rate adjustments permitted by our loan documents, and therefore, is potentially limited in effectiveness during periods of rapidly rising interest rates. At December 31, 2006, only $35,000 or 0.03% of our one- to four-family residential mortgage loans had adjustable rates of interest.

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

Currently, we do not hold any negative amortization or any type of option adjustable rate mortgage (option ARM) loans in our loan portfolio. Also, the debt to income ratio on all adjustable rate loan products that are or will be held in our loan portfolio are or will be qualified by using a minimum of the fully indexed rate to determine the ability of the borrower to repay the loan. We may originate these types of loans (option ARMs or loans where the borrower is not qualified by the fully indexed rate) and sell them to a correspondent lender. In such a case, these loans are designated as held for sale and are delivered to the purchaser as soon as possible following settlement.

Commercial Real Estate Loans. At December 31, 2006, $5,752,000, or 3.88% of our total loan portfolio, consisted of commercial real estate loans. Commercialreal estate loans are secured by office buildings, mixed use properties and other commercial properties. We generally originate commercial real estate loans with maximum terms of up to 30 years with a call feature. The maximum loan-to-value ratio of commercial real estate loans is 80%. At December 31, 2006, we had 21 commercial real estate loans with an average outstanding balance of $274,000. At December 31, 2006, our largest loan secured by commercial real estate had an outstanding balance of $792,000. At December 31, 2006, this loan and all of our other loans secured by commercial real estate were performing in accordance with their terms.

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

Multi-Family Loans. We offer fixed-rate and adjustable rate multi-family real estate loans with amortization schedules of up to 30 years. We generally lend up to 80% of the property’s appraised value. Appraised values are typically determined by independent appraisers. In deciding to originate a multi-family loan, we review the creditworthiness of the borrower, the expected cash flows from the property securing the loan, the cash flow requirements of the borrower, the value of the property and the quality of the management involved with the property. We generally obtain the personal guarantee of the principals when originating multi-family real estate loans. At December 31, 2006, we hadno multi-family loans in our loan portfolio.

Multi-family real estate lending is generally considered to involve a higher degree of credit risk than one- to four-family residential lending. Such lending may involve large loan balances concentrated on a single borrower or group of related borrowers. We generally require a Phase I Environmental Site Assessment Report on the property securing this type of financing. In addition, the payment experience on loans secured by income producing properties typically depends on the successful operation of the related real estate project. Consequently, the repayment of the loan may be subject to adverse conditions in the real estate market or the economy generally.

Residential Construction Loans and Acquisition and Development Loans. We originate loans to finance the construction of residential dwellings and loans to acquire and develop land on which to construct residential dwellings. At December 31, 2006, $300,000, or 0.20% of our total loan portfolio, consisted of residential construction loans, and $4,160,000, or 2.81% of our total loan portfolio, consisted of acquisition and development loans. Of this amount, $2,702,000 constituted our interest in loan participations.

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

Acquisition and development loans typically are originated at the prime rate plus a negotiated margin and, generally, adjust at the effective date of any change in the Wall Street Journal published prime rate, with a term of up to 18 months plus any negotiated extensions. In some instances, loan structure includes an interest reserve account, under which the borrower finances projected interest costs as part of the loan amount. The bank draws this interest reserve account each month for the amount of interest owing until the project is completed. Loan-to-value ratios generally do not exceed 75%. Prior to settlement of an acquisition and development loan, we require an appraisal, Phase I Environmental Site Assessment Report and a budget of the development costs.

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

Commercial Business Loans. To diversify our loan portfolio, we have grown our commercial business loan portfolio. We have focused our commercial business lending activities on small to mid-size businesses in our market area and the loans were made for working capital or equipment financing. Typically, these loans are secured by equipment, machinery and other corporate assets and have terms from three to five years with either fixed rates or variable rates of interest. Commercial business loans generally have higher interest rates and shorter terms than one- to four-family residential mortgage loans, but they also may involve higher average balances, increased difficulty of loan monitoring and a higher risk of default since their repayment generally depends on the successful operation of the borrower’s business. We attempt to minimize these risks by limiting these loans to viable businesses and by obtaining personal guarantees from the borrowers whenever possible. At December 31, 2006, commercial business loans totaled $2,800,000, or 1.89% of the total loan portfolio.

Consumer Loans. We are authorized to originate loans for a wide variety of personal and consumer purposes. Consumer loans consist primarily of home equity loans and lines of credit, deposit account loans, home improvement loans, automobile loans and overdraft protection loans. At December 31, 2006, consumer loans totaled $17,393,000 or 11.74% of the total loan portfolio.

Home equity loans and lines of credit are secured by a real estate mortgage with a security interest in the borrower’s primary residence. These are fixed rate or variable rate loans indexed to the prime rate with terms of up to 20 years. At December 31, 2006, home equity loans totaled $16,857,000 or 11.38% of the total loan portfolio. At December 31, 2006, $12,775,000, or 75.78% of our home equity loans were fixed-rate loans and $4,082,000 or 24.22% of our home equity loans had adjustable rates of interest.

As indicated, we also offer deposit account loans for personal purposes, home improvement loans, automobile loans and overdraft protection loans. At December 31, 2006, $228,000 or 0.15% of our total loan portfolio consisted of deposit account loans, $116,000 or 0.08% of our total loan portfolio consisted of home improvement loans, $147,000 or 0.10% of our total loan portfolio consisted of automobile loans and $45,000 or 0.03% of our total loan portfolio consisted of overdraft protection loans.

Consumer loans generally have shorter terms and higher interest rates than residential mortgage loans. The procedures for underwriting consumer loans include an assessment of the applicant’s payment history on other debts and ability to meet existing obligations and payments on the proposed loan. The underwriting process also includes, particularly with respect to home equity loans, a comparison of the value of the collateral, if any, to the proposed loan amount.

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

Origination and Servicing of Loans. Loan origination activities are primarily concentrated in the greater Baltimore metropolitan area, and properties securing our real estate loans are primarily located in the greater Baltimore metropolitan area. Currently, we sell most loans that we originate without retaining servicing rights.

New residential mortgage loans are generated primarily from current and former borrowers, walk-in customers, referrals from customer and realtors, an in-house loan officer, as well asthrough several correspondent relationships we established with independent residential mortgage loan brokers who operate in our market area.

Construction and acquisition and development loan originations come from builders and the same channels as residential mortgage loans. Similarly, commercial real estate loans are generated through contacts in the local community and the same channels as residential mortgage loans. We have increased originations of commercial real estate and commercial business loans through established business relationships. Consumer loans are primarily obtained from existing and walk-in customers.

Loan origination is further supported by advertising, cross-selling and community service by Slavie employees. Also, from time to time, we will purchase loan participations which meet our underwriting criteria from other financial institutions in our market area.

Residential mortgage loans are typically underwritten to secondary market (Fannie Mae and Freddie Mac) standards to facilitate the ability to sell loans and thereby limit interest rate risk and meet loan portfolio objectives. Historically, we have generally retained all originated loans in our portfolio. Our growth strategy contemplates that we only retain for our portfolio those loans meeting our interest rate risk and balance sheet composition targets and sell the remaining loans in the secondary market on a servicing released basis. Our goal continues to be to increase the number of fixed rate loans that we sell on the secondary market. Over time, we may evaluate selling loans on a servicing retained basis. During 2006, we sold twenty-one residential mortgage loans with a total principal balance of $3,739,000.

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

The following table shows our loan origination and repayment activities for the periods indicated.

	Years Ended December 31,
	2006	2005
	(Dollars in Thousands)
Balance outstanding at beginning of period	$144,609	$117,900
Originations by Type:
Real Estate:
One- to four-family	14,400	27,444
Commercial-real estate	1,404	2,602
Commercial-non real estate	1,184	1,492
Construction(1)	—	2,654
Consumer loans:
Home equity	9,500	5,009
Other	134	49
Total loans originated	26,622	39,250
Total loans purchased	—	9,071
Less:
Total loans or participations sold	3,741	155
Principal repayments	20,372	21,457
Transfers to foreclosed real estate	—	—
Total deductions	24,113	21,612
Balance outstanding at end of period	$147,118	$144,609

(1)	Includes acquisition and development loans.

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

In accordance with Statement of Financial Accounting Standards No. 91, which pertains to the accounting for non-refundable fees and costs associated with originating or acquiring loans, our loan origination fees and certain related direct loan origination costs are offset, and the resulting net amount is deferred and amortized as interest income over the contractual life of the related loans as an adjustment to the yield of such loans. At December 31, 2006, we had $132,000 in net deferred loan fees.

Asset Quality

General. One of our key operating objectives continues to be to maintain a high level of asset quality. Through a variety of strategies, which include aggressive marketing of foreclosed properties and repossessed assets and borrower workout arrangements, we have been proactive in addressing problems with non-performing assets. These strategies, as well as our emphasis on originating relatively low risk one- to four-family residential mortgage loans, quality underwriting, maintenance of sound credit standards for new loan originations and the relatively favorable real estate market conditions have supported maintenance of low delinquency ratios. Our balance of non-performing assets equaled $1,486,000 or 1.01% of total loans at December 31, 2006 and consisted of non-accruing loans, of which two are secured by one- to four-family properties totaling $143,000, one is a commercial land acquisition and development participation loan totaling $1,083,000, and two are commercial non-real estate loans totaling $260,000.

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

Real estate and other assets that we acquire as a result of foreclosure or by deed-in-lieu of foreclosure or repossession on collateral-dependent loans are classified as real estate owned or other repossessed assets until sold. Such assets are recorded at foreclosure or other repossession and updated quarterly at the lower of cost or estimated fair value less estimated selling costs. Any portion of the outstanding loan balance in excess of fair value is charged off against the allowance for loan losses. If, upon ultimate disposition of the property, net sales proceeds exceed the net carrying value of the property, a gain on sale of real estate or other assets is recorded. We did not have any real estate owned or other repossessed assets at December 31, 2006 or December 31, 2005.

Under current accounting guidelines, a loan is defined as impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due under the contractual terms of the loan agreement. We consider one- to four-family mortgage loans and consumer installment loans to be homogeneous and, therefore, do not separately evaluate them for impairment. All other loans are evaluated for impairment on an individual basis. We generally classify non-accrual loans as impaired and we are doing so with respect to the $1,083,000 commercial land acquisition and development participation loan, even though management feels that we will be able to collect all amounts due under the contractual terms of the loan agreement.

As of December 31, 2006, in addition to the non-accrual acquisition and development loan mentioned above, we have classified two commercial non-real estate loans as impaired. In mid-July 2006, a corporate commercial loan borrower informed the Bank that it was contemplating ceasing business operations, which it did as of July 31, 2006. The principal of this company also borrowed additional funds from the Bank directly. Both of these loans were cross-guaranteed, cross-defaulted and cross-collateralized. Once the company ceased operations, the borrower and guarantor were in non-financial default on these loans, even though the loans were current as of that date. On September 11, 2006, the Bank gave written notice to the borrower and the guarantor that they had defaulted on their loan agreements. Subsequently, the company filed for Chapter 7 bankruptcy on September 26, 2006. The borrower has made a partial settlement offer, to which the Bank made a counter offer. Final disposition of this matter is still pending as of the date of this report.

The table below sets forth the amounts and categories of our non-performing assets at the dates indicated. During the periods presented, we did not have any troubled debt restructurings.

	At December 31,
	2006	2005
	(Dollars in Thousands)
Non-accruing real estate loans:
One- to four-family	$143	$165
Commercial non-real estate	260	—
Construction(1)	1,083	1,080
Non-accruing consumer loans:
Home equity	—	—
Other	—	—
Total non-accruing loans	$1,486	$1,245
Accruing loans delinquent 90 days or more	—	—
Total non-performing loans	1,486	1,245
Real estate owned	—	—
Total non-performing assets	$1,486	$1,245
Total as a percentage of total assets	0.85%	0.73%
Total as a percentage of total loans	1.01%	0.86%

(1)	Includes acquisition and development loans.

For the years ended December 31, 2006 and December 31, 2005, gross interest income which would have been recorded had our non-accruing loans been current in accordance with their original terms amounted to $159,000 and $78,000 respectively. Interest income recognized on such loans for the years ended December 31, 2006 and December 31, 2005 was $29,000 and $11,000, respectively.

Of the non-accrual loans, at December 31, 2006, $1,083,000 consisted of a commercial land acquisition and development participation loan, $260,000 consisted of two commercial non-real estate loans, and $165,000 consisted of one-to-four residential mortgage loans. Non-accrual loans totaled 1.01% and 0.86% of net loans receivable at December 31, 2006 and December 31, 2005, respectively.

We hold a 19% participation (approximately $1,083,000 in unpaid principal balance) in an acquisition and development loan. Although this loan became delinquent in the fourth quarter of 2004, we had continued to accrue interest on the loan because we believed that collection of all principal and interest on the loan was probable. In the third quarter of 2005, we placed the loan on non-accrual status. As a result, we discontinued the accrual of interest and we reversed previously accrued interest. Previously, we reported that we expected a national homebuilder would purchase the property to build residential units as soon as the borrower developed the property to the “record plat” stage, at which time the loan would be paid in full, and that we expected that to occur prior to the end of 2005.

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

Progress on resolving the road access and storm water management issue slowed in mid-late August 2006 due to a revision of the criteria for their resolution by the controlling municipality. These new criteria have thus far been unacceptable to the national homebuilder. In addition, the preliminary site plan for the property expired on November 21, 2006, and the special zoning exception granted for the age restricted portion (165 condominiums) of the project also expired. Pursuant to a request made by the borrower’s bankruptcy attorney, the controlling municipality extended the preliminary site plan for the property, which expired on February 20, 2007.

With negotiations between the national homebuilder and the borrower stalled, participating lenders instructed their counsel to docket the collateral property for foreclosure. This was done on September 13, 2006. In addition, the principal of the borrower filed for personal (Chapter 11) bankruptcy on September 26, 2006 and a meeting of creditors was held on November 8, 2006. Later that same day, the entity that owns the collateral property filed for Chapter 11 bankruptcy, which caused the cancellation of the foreclosure auction that had been scheduled for November 9, 2006. On February 9, 2007, the participating lenders’ counsel filed a motion with the bankruptcy judge to lift stay so that the lenders could proceed to sell the property at foreclosure. A hearing on this matter, scheduled for March 16, 2007, was postponed and rescheduled for April 19, 2007. The national homebuilder remains interested in the property pending their resolution.

As of the date of this filing, this participation loan continues to be on non-accrual status. We continue to believe the project is viable and that our collateral position is adequate. Ultimately, we believe we will receive all interest and principal on this loan, although there can be no assurance that this will be the case.

Other than as disclosed in the table and paragraphs above, there are no other loans at December 31, 2006 about which management has serious doubts concerning the ability of the borrowers to comply with the present loan repayment terms.

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

On the basis of management’s review of its assets, at December 31, 2006, we had classified $1,226,000 of our assets as substandard (which consisted of two non-accruing loans secured by one- to four-family residential properties and one commercial land acquisition and development participation loan). At December 31, 2006, we had classified $260,000 of our assets as loss (which consisted of two commercial non-real estate loans). At December 31, 2006, none of our assets were classified as special mention or doubtful. The loan portfolio is reviewed on a monthly basis to determine whether any loans require classification in accordance with applicable regulations. All classified assets are included in non-performing assets for all periods presented.

The following table shows the aggregate amounts of our classified assets at the dated indicated.

	At December 31,
	2006	2005
	(Dollars in Thousands)
Special mention assets	$—	$—
Substandard assets	1,226	1,245
Doubtful assets	—	—
Loss assets	260	—
Total classified assets	$1,486	$1,245

Delinquencies. The following tables sets forth information concerning delinquent loans at December 31, 2006 and December 31, 2005, in dollar amounts and as a percentage of our total loan portfolio.

	At December 31, 2006				At December 31, 2005
	30-59 Days		60-89 Days		30-59 Days		60-89 Days
	Principal Balance of Loans	% of Total Loans	Principal Balance of Loans	% of Total Loans	Principal Balance of Loans	% of Total Loans	Principal Balance of Loans	% of Total Loans
	(Dollars in Thousands)
Real estate loans:
One- to four-family	$251	0.17%	$142	0.10%	$324	0.22%	$87	0.06%
Commercial real estate	—	—	—	—	—	—	—	—
Construction(1)	—	—	—	—	—	—	—	—
Commercial non-real estate:	—	—	—	—	—	—	—	—
Consumer loans:
Home equity	10	0.01	24	0.02
Other	1	0.00	2	0.00	6	0.00	5	0.00
Total delinquent loans	$262	0.18%	$168	0.11%	$330	0.22%	$92	0.06%

(1)	Includes acquisition and development loans.

Allowance for Loan Losses

General. The allowance for loan losses is a valuation allowance for probable credit losses inherent in the loan portfolio. We evaluate the need to establish allowances against losses on loans on a monthly basis. When additional allowances are necessary, a provision for loan losses is charged to earnings.

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

We also review and establish, if necessary, an allowance for certain impaired loans for the amounts by which the discounted cash flows (or collateral value or observable market price) are lower than the carrying value of the loan. Under current accounting guidelines, a loan is defined as impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due under the contractual terms of the loan agreement. With respect to our $1,083,000 commercial land acquisition and development participation loan, we believe that the market value of the collateral is at least equal to our carrying value of the loan. As for the $260,000 commercial non-real estate loans, we have made a provision for 100% of the loan balances because we no longer have the ability to liquidate the collateral. Accordingly, we have established a specific allowance for these loans. The reserve for these impaired loans was $423,000.

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

The following table analyzes changes in the allowance for the periods presented.

	Years Ended December 31,
	2006	2005
	(Dollars in Thousands)
Balance at beginning of period	$474	$413
Charge-offs(1)	—	(2)
Recoveries	—	5
Net (charge-offs) recoveries	—	3
Provision for loan losses	376	58
Ending balance	$850	$474
Ratio of net charge-offs (recoveries) during the period to average loans outstanding, net, during the period	—%	—%
Ratio of allowance of loan losses to total loans outstanding	0.57%	0.32%
Allowance for loan losses as a percent of total non-performing loans	57.24%	38.07%

(1)	Charge-offs consisted of the principal loss on one overdraft protection line of credit for less than $1,000 in 2006 and one automobile loan in 2005.

The following table sets forth information concerning the allocation of the allowance for loan losses by loan category at the dates indicated. The allocation of the allowance to each category is not necessarily indicative of future loss in any particular category and does not restrict the use of the allowance to absorb losses in other categories. During 2006, based on the factors described above, we reallocated the allowance among our loan categories to reflect our current beliefs regarding the collectibility of loans in our portfolio. The large increase in the allocation to acquisition and development loans is due to the $1,083,000 participation and the $260,000 for two commercial non-real estate loans described above. The allowance for these loans at December 31, 2006 was $423,000.

	At December 31,
	2006			2005
	Amount of Loan Loss Allowance	Loan Amounts by Category	Percent of Loans in Each Category to Total Loans	Amount of Loan Loss Allowance	Loan Amounts by Category	Percent of Loans in Each Category to Total Loans
	(Dollars in Thousands)
One- to four-family	$276	$117,755	79.48%	$219	$122,262	83.74%
Commercial real estate	66	5,752	3.88	54	5,402	3.70
Commercial non R/E	288	2,800	1.89	15	1,481	1.01
Construction	3	300	0.20	1	1,515	1.04
Acquisition and development	196	4,160	2.81	140	4,299	2.94
Home equity	17	16,857	11.38	5	10,439	7.15
Other consumer	4	536	0.36	40	610	0.42
Total	$850	$148,160	100.00%	$474	$146,008	100.00%

The following table sets forth information concerning the amount of the allowance for loan losses that is allocated to each of the three key components of the allowance: the specific allowance for identified problem loans, the general allowance on certain identified problem loans and the general allowance on the remainder of the loan portfolio.

	At December 31,
	2006		2005
	Amount of Allowance	Percent of Allowance	Amount of Allowance	Percent of Allowance
	(Dollars in Thousands)
Specific allowance	$423	—%	$—	—%
General (identified problem loans)	21	52.24	125	26.37
General (all other loans)	406	47.76	349	73.63
Total	$850	100.00%	$474	100.00%

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

At December 31, 2006, our investment portfolio consisted of $4,000,000 in federal agency securities classified as held to maturity, $8,526,000 in mutual fund securities (which invests in adjustable rate mortgages) classified as available for sale, $2,098,000 in Federal Home Loan Bank of Atlanta stock and $1,970,000 in other interest earning assets, consisting of federal funds sold. We also invest in mortgage-backed securities, all of which are guaranteed by the United States Government or agencies thereof, and all of which are classified as held to maturity. At December 31, 2006, our mortgage-backed securities totaled $3,200,000, consisting of $1,954,000 in fixed-rate mortgage-backed securities guaranteed by the Federal National Mortgage Association (Fannie Mae) and the Federal Home Loan Mortgage Corporation (Freddie Mac), and $1,246,000 in adjustable rate mortgage-backed securities guaranteed by the Government National Mortgage Association (Ginnie Mae).

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

Mortgage-backed securities generally yield less than the loans which underlie such securities because of their payment guarantees or credit enhancements which offer nominal credit risk. In addition, mortgage-backed securities are more liquid than individual mortgage loans and may be used to collateralize borrowings or other obligations of Slavie Federal Savings Bank. In general, we purchase mortgage-backed securities as a means to deploy excess liquidity at more favorable yields than other investment alternatives. Given the increased equity from our initial public offering in 2004, we may consider a match funding strategy whereby mortgage-backed securities of various maturities are purchased with Federal Home Loan Bank advances.

Amortized Cost and Estimated Fair Value of Securities. The following table sets forth information regarding the amortized cost and estimated fair values of our securities portfolio at the dates indicated.

	At December 31,
	2006		2005
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in Thousands)
Securities available for sale:
ARM mutual fund	$8,747	$8,526	$8,358	$8,153
Total available for sale	$8,747	$8,526	$8,358	$8,153
Securities held to maturity:
United States government agency securities	$4,000	$3,910	$3,998	$3,884
Mortgage-backed securities:
Ginnie Mae	1,246	1,241	2,054	2,036
Fannie Mae	223	223	296	298
Freddie Mac	1,731	1,670	2,175	2,096
Total mortgage-backed securities	3,200	3,134	4,525	4,430
Total held to maturity	$7,200	$7,044	$8,523	$8,314

The following table sets forth the maturities and weighted average yields of securities at December 31, 2006. Adjustable rate mortgage-backed securities are included in the period in which interest rates are next scheduled to adjust.

	Less than 1 Year		1 to 5 Years		5 to 10 Years		Over 10 Years		Total Securities
	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
(Dollars in Thousands)
Securities available for sale:
ARM mutual fund	$8,526	4.68%	—	—	—	—	—	—	$8,526	4.68%
Total available for sale	8,526	4.68	—	—	—	—	—	—	8,526	4.68
Securities held to maturity:
United States government agency securities	$1,000	3.01%	$2,000	3.16%	—	—	$1,000	5.625%	$4,000	3.74%
Mortgage-backed securities:
Ginnie Mae	1,246	5.14	—	—	—	—	—	—	1,246	5.14
Fannie Mae	—	—	223	5.50	—	—	—	—	223	5.50
Freddie Mac	83	5.00	1,648	4.51	—	—	—	—	1,731	4.53
Total mortgage-backed securities	1,329	5.13	1,871	4.63	—	—	—	—	3,200	4.84
Total held to maturity	2,329	4.22	3,871	3.87	—	—	1,000	5.625	7,200	4.23
Total	$10,855	4.58%	$3,871	3.87%	—	—	$1,000	5.625%	$15,726	4.47%

Sources of Funds

General. Deposits have traditionally been the primary source of funds for use in lending and investment activities. In addition to deposits, funds are derived from repayments (including prepayments) of outstanding loans, mortgage-backed and investment securities and operating revenue. While scheduled loan payments and income on earning assets are relatively stable sources of funds, deposit inflows and outflows can vary widely and are influenced by various economic factors. Borrowings are also used on a short-term basis to compensate for reductions in the availability of funds, and on a longer term basis for general operational purposes. Over the past three years, we heavily relied upon borrowings from Federal Home Loan Bank of Atlanta to support loan growth.

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

Interest rates paid, maturity terms, service fees and withdrawal penalties are established on a periodic basis. Deposit rates and terms are based primarily on current operating strategies and market rates, liquidity requirements, rates paid by competitors and growth goals. Management believes we price our deposits comparably to rates offered by our competitors. We do not accept brokered deposits.

We rely substantially on competitive rates, customer service, convenience, advertising and long-standing relationships with customers to attract and retain deposits. We believe the image of a full service, locally-based institution will continue to contribute to our ability to attract and retain deposits, particularly with respect to deposit run-off that results from bank consolidation in the local market. We will also continue to evaluate opportunities to enhance deposit growth beyond what is currently projected, through such avenues as establishing additional branches or through acquisition of another financial institution or selected branches, although no such transactions are planned as of the date of this annual report.

To provide additional convenience to our customers, we are affiliated with an ATM network and offer online banking with bill paying capabilities as a convenience to our personal banking customers, as well as our commercial customers. Affiliating with an ATM network allows our customers to use the ATM machines of another larger financial institution without charge. Currently, we have three ATM machines, two drive-up machines at each of our offices and a cash dispensing machine located inside our corporate headquarters building.

The flow of deposits is influenced significantly by general economic conditions, changes in money market and other prevailing interest rates and levels of competition. We believe the variety of deposit accounts offered allows us to be competitive in obtaining funds and responding to changes in consumer demand. Based on experience, management believes our deposits to be relatively stable. However, the ability to attract and maintain certificates of deposit, and the rates paid on these deposits, has been and will continue to be significantly affected by market conditions. At December 31, 2006, $85,996,000, or 76.90% of our deposit accounts were certificates of deposit, of which $51,914,000 have maturities of one year or less.

Deposit Accounts. The following table sets forth the dollar amount of deposits in the various types of deposit accounts we offered as of the dates indicated.

	At December 31,
	2006		2005
	Weighted Average Rate	Amount	Weighted Average Rate	Amount
	(Dollars in Thousands)
NOW Money Market Demand	1.47%	$15,368	0.72%	$15,117
Savings deposits	1.45	9,092	1.66	16,787
Certificates of deposit	4.84	85,996	3.80	76,900
Accrued interest payable	—	11	—	1
Non-interest bearing deposit	—	1,356	—	818
Total	4.04%	$111,823	3.02%	$109,623

Deposit Activity. The following table sets forth the deposit activities for the periods indicated.

	Years Ended December 31,
	2006	2005
	(Dollars in Thousands)
Beginning of period	$109,623	$109,711
Net deposits (withdrawals)	(1,653)	(3,076)
Interest credited on deposit accounts	3,853	2,988
Total increase (decrease) in deposit account	2,200	(88)
Ending balance	$111,823	$109,623
Percent increase (decrease)	2.01%	(0.08) %

Large Certificates of Deposits. The following table indicates the amount of certificates of deposit as of December 31, 2006, by time remaining until maturity.

	Three Months or Less	Over Three Months to Six Months	Over Six Months to Twelve Months	Over Twelve Months	Total
	(Dollars in Thousands)
Certificates of deposit:
Less than $100,000	$10,896	$12,181	$15,038	$21,334	$59,449
$100,000 or more	3,530	3,604	6,665	12,748	26,547
Total	$14,426	$15,785	$21,703	$34,082	$85,996

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

At December 31, 2006, Slavie Federal Savings Bank was permitted to borrow up to $52,000,000 from the Federal Home Loan Bank of Atlanta. We had $39,000,000 and $36,000,000 of Federal Home Loan Bank advances as of December 31, 2006 and December 31, 2005, respectively, and we averaged $39,250,000 and $26,250,000 of Federal Home Loan Bank advances during the years ended December 31, 2006 and December 31, 2005, respectively. The increase in borrowings reflects $6,500,000 in new long term borrowings as well as $11,500,000 in long term borrowing repayments. The short term borrowings increased by $8,000,000 from the prior year. Total borrowings increased by $3,000,000 from the prior year. We have relied on borrowings to a significant extent since the third quarter of 2003 to fund loan growth.

The following table sets forth certain information regarding the Federal Home Loan Bank advances for the periods indicated. The table indicates both long and short-term borrowings.

	Years Ended December 31,
	2006	2005
	(Dollars in Thousands)
FHLB Advances:
Maximum month-end balance	$39,000	$36,000
Balance at end of period	39,000	36,000
Average balance	39,250	26,250
Weighted average interest rate at end of period	4.35%	3.68%
Weighted average interest rate during period	4.07%	3.07%

Personnel

As of December 31, 2006, we had 26 full-time employees and 10 part-time employees. Our employees are not represented by any collective bargaining group. Management believes that we have good relations with our employees.

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

General

Slavie Federal Savings Bank is examined and supervised by the Office of Thrift Supervision and the Federal Deposit Insurance Corporation. This regulation and supervision establishes a comprehensive framework of activities in which an institution may engage and is intended primarily for the protection of the Federal Deposit Insurance Corporation’s deposit insurance funds and depositors and not stockholders. Under this system of federal regulation, financial institutions are periodically examined to ensure that they satisfy applicable standards with respect to their capital adequacy, assets, management, earnings, liquidity and sensitivity to market interest rates. Following completion of its examination, the federal agency critiques the institution’s operations and assigns its rating (known as an institution’s CAMELS rating). Under federal law, an institution may not disclose its CAMELS rating to the public. Slavie Federal Savings Bank also is a member of and owns stock in the Federal Home Loan Bank of Atlanta, which is one of the twelve regional banks in the Federal Home Loan Bank System. Slavie Federal Savings Bank also is regulated to a lesser extent by the Board of Governors of the Federal Reserve System, governing reserves to be maintained against deposits and other matters. The Office of Thrift Supervision examines Slavie Federal Savings Bank and prepares reports for the consideration of its board of directors on any operating deficiencies. Slavie Federal Savings Bank’s relationship with its depositors and borrowers also is regulated to a great extent by both federal and state laws, especially in matters concerning the ownership of deposit accounts and the form and content of Slavie Federal Savings Bank’s mortgage documents.

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

At December 31, 2006, Slavie Federal Savings Bank’s capital exceeded all applicable requirements.

Loans-to-One Borrower. A federal savings bank generally may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. As of December 31, 2006, Slavie Federal Savings Bank was in compliance with the loans-to-one borrower limitations.

Qualified Thrift Lender Test. As a federal savings bank, Slavie Federal Savings Bank is subject to a qualified thrift lender, or “QTL,” test. Under the QTL test, Slavie Federal Savings Bank must maintain at least 65% of its “portfolio assets” in “qualified thrift investments” in at least nine months of the most recent 12-month period. “Portfolio assets” generally means total assets of a savings institution, less the sum of specified liquid assets up to 20% of total assets, goodwill and other intangible assets, and the value of property used in the conduct of the savings bank’s business.

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

A savings bank that fails the qualified thrift lender test must either convert to a bank charter or operate under specified restrictions. At December 31, 2006, Slavie Federal Savings Bank maintained approximately 89.31% of its portfolio assets in qualified thrift investments.

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

In addition, the Federal Deposit Insurance Act provides that an insured depository institution may not make any capital distribution, if after making such distribution, the institution would be undercapitalized.

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

Transactions with Related Parties. A federal savings bank’s authority to engage in transactions with its “affiliates” is limited by Office of Thrift Supervision regulations and by Sections 23A and 23B of the Federal Reserve Act (the “FRA”) and Regulation W of the Federal Reserve Bank (collectively, “Regulation W”). The term “affiliates” for these purposes generally means any company that controls, is controlled by, or is under common control with an institution. SFSB, Inc. is an affiliate of Slavie Federal Savings Bank. In general, transactions with affiliates must be on terms that are as favorable to the bank as comparable transactions with non-affiliates. In addition, certain types of these transactions are restricted to an aggregate percentage of the bank’s capital. Collateral in specified amounts must usually be provided by affiliates in order to receive loans from the bank. In addition, Office of Thrift Supervision regulations prohibit a savings bank from lending to any of its affiliates that are engaged in activities that are not permissible for bank holding companies and from purchasing the securities of any affiliate, other than a subsidiary.

In addition, under Regulation W:

•	a bank and its subsidiaries may not purchase a low-quality asset from an affiliate;
•	covered transactions and other specified transactions between a bank or its subsidiaries and an affiliate must be on terms and conditions that are consistent with safe and sound banking practices; and
•	with some exceptions, each loan or extension of credit by a bank to an affiliate must be secured by collateral with a market value ranging from 100% to 130%, depending on the type of collateral, of the amount of the loan or extension of credit.

Regulation W generally excludes all nonbank and nonsavings association subsidiaries of banks from treatment as affiliates, except to the extent that the Federal Reserve Board decides to treat these subsidiaries as affiliates.

Slavie Federal Savings Bank’s authority to extend credit to its directors, executive officers and 10% shareholders, as well as to entities controlled by such persons, is currently governed by the requirements of Sections 22(g) and 22(h) of the FRA and Regulation O of the Federal Reserve Board. Among other things, these provisions require that extensions of credit to insiders be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features. However, there is an exception for loans made pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to insiders over other employees. These provisions also require that such extensions of credit not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of Slavie Federal Savings Bank’s capital. In addition, extensions of credit in excess of certain limits must be approved by Slavie Federal Savings Bank’s board of directors (with any “interested” director not participating in the voting).

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

At December 31, 2006, Slavie Federal Savings Bank met the criteria for being considered “well-capitalized.”

Insurance of Deposit Accounts. Deposit accounts in Slavie Federal Savings Bank are insured by the Federal Deposit Insurance Corporation, generally up to a maximum of $100,000 per separately insured depositor and $250,000 for retirement accounts. Slavie Federal Savings Bank’s deposits therefore are subject to Federal Deposit Insurance Corporation deposit insurance assessments.

On February 8, 2006, President Bush signed the Federal Deposit Insurance Reform Act of 2005, which among other things, increased the amount of federal deposit insurance coverage per separately insured depositor (with a cost of living adjustment to become effective in five years). The legislation also requires that the deposit reserve ratio be modified to provide for a range between 1.15% and 1.50% of estimated insured deposits.

On November 2, 2006, the Federal Deposit Insurance Corporation adopted final regulations that assess insurance premiums based on risk. As a result, the new regulation will enable the Federal Deposit Insurance Corporation to more closely tie each financial institution’s deposit insurance premiums to the risk it poses to the deposit insurance fund. Under the new risk-based assessment system, the Federal Deposit Insurance Corporations will evaluate the risk of each financial institution based on its supervisory rating, its financial ratios, and its long-term debt issuer rating. The new rates for nearly all of the financial institution industry vary between five and seven cents for every $100 of domestic deposits. It is expected that the assessment to be paid during the year ending December 31, 2007 by the Bank will be offset by a $103,000 credit from the Federal Deposit Insurance Corporation for prior premiums paid by the Bank. At the same time, the Federal Deposit Insurance Corporation also adopted final regulations designating the reserve ratio for the deposit insurance fund during 2007 at 1.25% of estimated insured deposits.

Effective March 31, 2006, the Federal Deposit Insurance Corporation merged the Bank Insurance Fund (“BIF”) and the Savings Association Insurance Fund (“SAIF”) into a single fund called the Deposit Insurance Fund. As a result of a merger, the BIF and the SAIF were abolished. The merger of the BIF and the SAIF into the Deposit Insurance Fund does not affect the authority of the Financing Corporation (“FICO”) to impose and collect, with the approval of the Federal Deposit Insurance Corporation, assessments for anticipated payments, issuance cost and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2017 through 2019. For the quarter ended December 31, 2006, the annualized FICO assessment was equal to 1.22 basis points for each $100 in domestic deposits maintained at an institution.

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

Federal Home Loan Bank System. Slavie Federal Savings Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions. As a member of the Federal Home Loan Bank of Atlanta, Slavie Federal Savings Bank is required to acquire and hold shares of capital stock in the Federal Home Loan Bank in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its borrowings from the Federal Home Loan Bank, whichever is greater. As of December 31, 2006, Slavie Federal Savings Bank was in compliance with this requirement.

Federal Reserve System

The Federal Reserve Board regulations require savings banks to maintain non-interest-earning reserves against their transaction accounts, such as negotiable order of withdrawal and regular checking accounts. At December 31, 2006, Slavie Federal Savings Bank was in compliance with these reserve requirements.

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

The USA Patriot Act

Under the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, commonly referred to as the “USA Patriot Act” or the “Patriot Act”, financial institutions are subject to prohibitions against specified financial transactions and account relationships, as well as enhanced due diligence standards intended to detect, and prevent, the use of the United States financial system for money laundering and terrorist financing activities. The Patriot Act requires financial institutions, including banks, to establish anti-money laundering programs, including employee training and independent audit requirements, meet minimum standards specified by the act, follow minimum standards for customer identification and maintenance of customer identification records, and regularly compare customer lists against lists of suspected terrorists, terrorist organizations and money launderers.

The U.S. Treasury Department (“Treasury”) has issued a number of implementing regulations that apply to various requirements of the USA Patriot Act to financial institutions such as Slavie Federal Savings Bank. Those regulations impose new obligations on financial institutions to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing. Treasury is expected to issue additional regulations that will further clarify the USA Patriot Act’s requirements.

Failure of a financial institution to comply with the USA Patriot Act’s requirements could have serious legal and reputational consequences for the institution. We have adopted appropriate policies, procedures and controls to address compliance with the requirements of the USA PATRIOT Act under the existing regulations and will continue to revise and update its policies, procedures and controls to reflect changes required by the USA Patriot Act and Treasury’s regulations.

The costs or other effects of the compliance burdens imposed by the Patriot Act or future anti-terrorist, homeland security or anti-money laundering legislation or regulations cannot be predicted with certainty.

Check 21

On October 28, 2003, President Bush signed into law the Check Clearing for the 21st Century Act, also known as “Check 21.” The new law, which became effective on October 28, 2004, gives “substitute checks,” such as a digital image of a check and copies made from that image, the same legal standing as the original paper check. Some of the major provisions include:

•	allowing check truncation without making it mandatory;
•	requiring that every financial institution communicate to accountholders in writing a description of its substitute check processing program and their rights under the law;
•	retaining in place the previously mandated electronic collection and return of checks between financial institutions only when individual agreements are in place;
•	requiring that when accountholders request verification, financial institutions produce the original check (or a copy that accurately represents the original) and demonstrate that the account debit was accurate and valid; and
•	requiring recrediting of funds to an individual’s account on the next business day after a consumer proves that the financial institution has erred.

Consumer Credit Reporting

On December 4, 2003, President George W. Bush signed the Fair and Accurate Credit Transactions Act amending the federal Fair Credit Reporting Act. These amendments to the Fair Credit Reporting Act (the “FCRA Amendments”) became effective in 2004. The FCRA Amendments include, among other things:

•	requirements for financial institutions to develop policies and procedures to identify potential identity theft and, upon the request of a consumer, place a fraud alert in the consumer's credit file stating that the consumer may be the victim of identity theft or other fraud;

•	for entities that furnish information to consumer reporting agencies (which would include us), requirements to implement procedures and policies regarding the accuracy and integrity of the furnished information, and regarding the correction of previously furnished information that is later determined to be inaccurate; and
•	a requirement for mortgage lenders to disclose credit scores to consumers.

The FCRA Amendments also prohibit a business that receives consumer information from an affiliate from using that information for marketing purposes unless the consumer is first provided a notice and an opportunity to direct the business not to use the information for such marketing purposes (the “opt-out”), subject to certain exceptions. We do not share consumer information among our affiliated companies for marketing purposes, except as allowed under exceptions to the notice and opt-out requirements. Because none of our affiliates is currently sharing consumer information with any other affiliate for marketing purposes, the limitations on sharing of information for marketing purposes do not have a significant impact on us.

Other Regulations

Interest and other charges we collect or contract for are subject to state usury laws and federal laws concerning interest rates. For example, under the Service Members Civil Relief Act, which amended the Soldiers’ and Sailors’ Civil Relief Act of 1940, a lender is generally prohibited from charging an annual interest rate in excess of 6% on any obligation of a borrower who is on active duty with the United States military.

Our loan operations are also subject to federal laws applicable to credit transactions, such as the following:

•	The Federal Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;
•	The Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;
•	The Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;
•	The Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies; and
•	The rules and regulations of the various federal agencies charged with the responsibility of implementing these federal laws.

Our deposit operations are subject to the following:

•	The Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records; and
•	The Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve Board to implement that act, which govern automatic deposits to and withdrawals from deposit accounts and customers' rights and liabilities arising from the use of automated teller machines and other electronic banking services.

Proposed Legislation and Regulatory Actions

New regulations and statutes are regularly proposed that contain wide-ranging proposals for altering the structures, regulations, and competitive relationships of the nation’s financial institutions. We cannot predict whether or in what form any proposed regulation or statute will be adopted or the extent to which our business may be affected by any new regulation or statute.

Effect of Governmental Monetary Policies

Our earnings are affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies. The Federal Reserve Board’s monetary policies have had, and are likely to continue to have, an important impact on the operating results of financial institutions through its power to implement national monetary policy in order, among other things, to curb inflation or combat a recession. The monetary policies of the Federal Reserve Board affect the levels of bank loans, investments and deposits through its control over the issuance of United States government securities, its regulation of the discount rate applicable to member banks and its influence over reserve requirements to which member banks are subject. We cannot predict the nature or impact of future changes in monetary and fiscal policies.

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

Conversion of Slavie Bancorp, MHC to Stock Form. Office of Thrift Supervision regulations permit Slavie Bancorp, MHC to convert from the mutual form of organization to the capital stock form of organization (a “Conversion Transaction”). There can be no assurance when, if ever, a Conversion Transaction will occur, and the board of directors has no current intention or plan to undertake a Conversion Transaction. In a Conversion Transaction a new holding company would be formed as the successor to SFSB, Inc. (the “New Holding Company”), Slavie Bancorp, MHC’s corporate existence would end, and certain depositors of Slavie Federal Savings Bank would receive the right to subscribe for additional shares of the New Holding Company. In a Conversion Transaction, each share of common stock held by stockholders other than Slavie Bancorp, MHC (“Minority Stockholders”) would be automatically converted into a number of shares of common stock of the New Holding Company determined pursuant to an exchange ratio that ensures that Minority Stockholders own the same percentage of common stock in the New Holding Company as they owned in SFSB, Inc. immediately prior to the Conversion Transaction. Under Office of Thrift Supervision regulations, Minority Stockholders would not be diluted because of any dividends waived by Slavie Bancorp, MHC (and waived dividends would not be considered in determining an appropriate exchange ratio), in the event Slavie Bancorp, MHC converts to stock form. The total number of shares held by Minority Stockholders after a Conversion Transaction also would be increased by any purchases by Minority Stockholders in the offering conducted as part of the Conversion Transaction.

FORWARD LOOKING STATEMENTS

Some of the matters discussed in this annual report and in the annual report to stockholders incorporated herein by reference, including under the captions “Business of SFSB, Inc.,” “Business of Slavie Federal Savings Bank,” “Risk Factors,” “Management’s Discussion And Analysis Of Financial Condition And Results Of Operations” and elsewhere include forward-looking statements. These forward-looking statements include statements regarding profitability, liquidity, allowance for loan losses, interest rate sensitivity, market risk and financial and other goals. Forward-looking statements often use words such as “believe,” “expect,” “plan,” “may,” “will,” “should,” “project,” “contemplate,” “anticipate,” “forecast,” “intend”, or other words of similar meaning. You can also identify them by the fact that they do not relate strictly to historical or current facts. When you read a forward-looking statement, you should keep in mind the risk factors described below and any other information contained in and incorporated into this annual report which identifies a risk or uncertainty. SFSB, Inc.’s actual results and the actual outcome of SFSB, Inc.’s expectations and strategies could be different from that described in this annual report or the information incorporated into this annual report because of these risks and uncertainties and you should not put undue reliance on any forward-looking statements. All forward-looking statements speak only as of the date of this filing, and SFSB, Inc. undertakes no obligation to make any revisions to the forward-looking statements to reflect events or circumstances after the date of this filing or to reflect the occurrence of unanticipated events.

RISK FACTORS

You should consider carefully the following risks, along with the other information contained in and incorporated into this annual report. The risks and uncertainties described below are not the only ones that may affect us. Additional risks and uncertainties also may adversely affect our business and operations. If any of the following events actually occur, our business and financial results could be materially adversely affected.

Rising Interest Rates May Hurt Our Profits and Assets Value.

Interest rates, although rising, are still at historically low levels. As a result of low interest rates, we have experienced strong demand for fixed rate loans, and as of December 31, 2006, $140,106,000, or 94.56%, of our loans had fixed rates. If interest rates continue to rise, our net interest income and the value of our assets likely would be reduced because the interest paid on interest-bearing liabilities, such as deposits and borrowings, would increase more quickly than interest received on interest-earning assets, such as loans and investments. Our interest rate spread (the difference between the average yield earned on our interest-earning assets and the average rate paid on our interest-bearing liabilities) was 1.75% for the year ended December 31, 2006 compared to 2.22% for the year ended December 31, 2005. Our net interest margin (net interest income as a percentage of average interest-earning assets) was 2.17% for the year ended December 31, 2006 compared to 2.57% for the year ended December 31, 2005. If interest rates continue to rise, our interest rate spread and net interest margin could be further compressed, which would have a negative effect on our profitability.

Changes in interest rates also affect the value of our interest-earning assets. According to Office of Thrift Supervision calculations, as of December 31, 2006, if interest rates increase by 1%, the net value of our assets (our net portfolio value) will decrease by 20%. If interest rates increase by 2%, the net value of our assets (our net portfolio value) will decrease by 43%. For further discussion of how changes in interest rates could impact us, see “Management’s Discussion and Analysis of Results of Operations and Financial Condition – Management of Market Risk.”

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

We Have Limited Recognition and Reputation in the Markets in Which We Will Seek to Expand Our Business.

In recent years we have proactively sought to position our offices in response to changing market dynamics and the outmigration of our historic target customer group, the Slavic-American population. Thus, in 1976, we relocated our Baltimore City office to the Baltimore County border. In November 2001, we opened two locations inHarford County, Maryland, a suburban market which features rapid population growth and high per capita income, and moved our headquarters to Harford County. However, our small size, our closing the Edgewood (Harford County) office in February 2006 and lack of a physical presence in Baltimore County, have resulted in limited name recognition and reputation in Harford County and Baltimore County.

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

We Depend Heavily on our Key Personnel, and the Loss of Any of These Personnel Could Disrupt Our Operations and Our Business Could Suffer.

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

We are particularly susceptible to this risk because a large portion of our loans are of relatively recent origin due to our growth over the past five years. In general, loans do not begin to show signs of credit deterioration or default until they have been outstanding for some period of time, a process we refer to as “seasoning.” As a result, a portfolio of older loans will usually behave more predictably than a newer portfolio. Because a large portion of our loan portfolio is relatively new, the current level of delinquencies and defaults may not be representative of the level that will prevail when the portfolio becomes more seasoned, which may be higher than current levels. If delinquencies and defaults increase, we may be required to increase our provision for loan losses.

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

Our Stock Benefit Plans Increase Our Expenses, Which Reduce Our Profitability and Stockholders’ Equity.

We have recognized annual material employee compensation and benefit expenses stemming from the securities purchased or granted to employees, officers and directors under our employee stock ownership plan and the equity benefit plans we adopted with shareholders’ approval in 2005. In 2006, these expenses totaled $217,000. We cannot predict the total actual amount of these expenses because applicable accounting practices require that they be based on the fair market value of the securities at specific points in the future. We recognize expenses for our employee stock ownership plan when shares are released to participants’ accounts and recognize expenses for restricted stock awards over the vesting period of awards made to recipients. We also recognize expenses in connection with grants of stock options.

We Operate in a Highly Regulated Environment and May be Adversely Affected by Changes in Laws and Regulations.

We are subject to extensive regulation, supervision and examination by the Office of Thrift Supervision, our chartering authority, and by the Federal Deposit Insurance Corporation, as insurer of deposits. Such regulation and supervision govern the activities in which a financial institution and its holding company may engage and are intended primarily for the protection of the insurance fund and depositors as opposed to stockholders. Regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the imposition of restrictions on the operation of an institution, the classification of assets by the institution and the adequacy of an institution’s allowance for loan losses. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, or legislation, may have a material impact on our operations.

Our Profitability Depends On Interest Rates and Changes in Monetary Policy May Impact Us.

Our results of operations depend to a large extent on our “net interest income,” which is the difference between the interest expense incurred in connection with our interest-bearing liabilities, such as interest on deposit accounts, and the interest income received from our interest-earning assets, such as loans. Interest rates, because they are influenced by, among other things, expectations about future events, including the level of economic activity, federal monetary and fiscal policy and geo-political stability, are not predictable or controllable. In addition, competitive factors heavily influence the interest rates we can earn on our loan and investment portfolios and the interest rates we pay on our deposits. Community banks are often at a competitive disadvantage in managing their cost of funds compared to the large regional, super-regional or national banks that have access to the national and international capital markets. These factors influence our ability to maintain a stable interest margin.

The Costs Of Being A Public Company Are Proportionately Higher For Small Companies Like Us Due To The Requirements Of The Sarbanes-Oxley Act.

The Sarbanes-Oxley Act of 2002 and the related rules and regulations promulgated by the Securities and Exchange Commission have increased the scope, complexity, and cost of corporate governance, reporting, and disclosure practices. These regulations are applicable to SFSB, Inc. We expect to experience increasing icompliance costs, including costs related to internal controls, as a result of the Sarbanes-Oxley Act. These necessary costs are proportionately higher for a company of our size and will affect our profitability more than that of some of our larger competitors.

Item 2. Description of Property

We conduct our business through our main office and one branch office. The net book value of our premises, land and equipment was $5,265,000 at December 31, 2006. The following table provides certain information with respect to our offices as of December 31, 2006:

Location	Leased or Owned	Year Acquired or Leased	Net Book Value of Property and Leasehold Improvements	Deposits at December 31, 2006
			(Dollars in Thousands)
Main Office 1614 Churchville Road Bel Air, MD 21015	Owned	2001	$4,976	$23,424
Branch Office 3700 East Northern Pkwy Baltimore, MD 21206	Owned	1976	$289	$88,399

Item 3. Legal Proceedings

From time to time we may be involved in litigation relating to claims arising out of the ordinary course of our business. At December 31, 2006, we were not involved in any legal proceedings the outcome of which, in management’s opinion, would be material to our financial condition or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted during the fourth quarter of the year ended December 31, 2006 to a vote of security holders of SFSB, Inc.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters Common Stock

As of March 27, 2007, the number of holders of record of SFSB, Inc.’s common stock was approximately 149. SFSB, Inc.’s common stock is traded on the Over the Counter Bulletin Board (“OTCBB”) under the symbol “SFBI.OB.”

The following table reflects the high and low sales information as reported on the OTCBB for the periods presented. Quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not represent actual transactions.

	2006 Bid Price Range		2005 Bid Price Range
Quarter	High	Low	High	Low
1st	$9.62	$9.60	$10.95	$9.00
2nd	9.68	9.67	9.35	8.40
3rd	9.65	9.65	9.40	8.95
4th	9.75	9.75	9.90	9.10

Dividends

To date, SFSB, Inc. has not declared or paid any dividends on its common stock. We intend to begin paying cash dividends at some point in the future but our board of directors has not determined the amount that may be paid or when such payments may begin. In determining whether to declare or pay any dividends, the board of directors will take into account, among other factors, our financial condition and results of operations, investment opportunities, expected growth and compliance with regulatory capital requirements, along with the prevailing economic, interest rate and stock market environments. Our board of directors will also consider the regulatory restrictions discussed below that affect the payment of dividends by Slavie Federal Savings Bank to us. We cannot guarantee that we will pay dividends or that, if paid, we will not subsequently reduce or eliminate dividends.

If we pay dividends to our stockholders, we also will be required to pay dividends to Slavie Bancorp, MHC, unless Slavie Bancorp, MHC elects to waive the receipt of dividends. We anticipate that Slavie Bancorp, MHC would waive dividends payable by us. Any such waiver of dividends would provide additional capital (in the amount of the waived dividend) that we would be able to use in our and/or Slavie Federal Savings Bank’s business. Any decision to waive dividends will be subject to regulatory approval. Under Office of Thrift Supervision regulations, public stockholders would not be diluted for any dividends waived by Slavie Bancorp, MHC in the event Slavie Bancorp, MHC converts to stock form. See “Item 1. Description of Business - Supervision and Regulation - Holding Company Regulation – Waivers of Dividends by Slavie Bancorp, MHC.”

Our payment of any dividends currently depends upon receipt of dividends from Slavie Federal Savings Bank because we currently have no source of income other than dividends from Slavie Federal Savings Bank, earnings from the investment of the net proceeds from the offering that we retain, and interest payments with respect to our loan to the employee stock ownership plan. Office of Thrift Supervision regulations impose limitations on the amount of dividends that Slavie Federal Savings Bank can pay to us.

We currently have no intention to initiate any action which would lead to a return of capital (as distinguished from a dividend) to our stockholders. Regulations of the Office of Thrift Supervision prohibit a return of capital through December 31, 2008, the end of the term of the business plan that we submitted to the Office of Thrift Supervision in connection with our 2004 public offering.

Any payment of dividends by Slavie Federal Savings Bank to us that would be deemed to be paid out of Slavie Federal Savings Bank’s bad debt reserves would require Slavie Federal Savings Bank to pay federal income taxes at the then current income tax rate on the amount deemed distributed. We do not contemplate any distribution by Slavie Federal Savings Bank that would result in this type of tax liability. Stock Repurchases

On November 21, 2005, SFSB, Inc.’s board of directors adopted a stock repurchase program to acquire up to 53,561 shares, or approximately 4% of its outstanding common stock held by persons other than Slavie Bancorp, MHC. On May 10, 2006, SFSB, Inc’s board of directors approved the repurchase of up to an additional

66,951 shares, or approximately 5% of its outstanding common stock held by persons other than Slavie Bancorp, MHC. Stock purchases are made from time to time in the open market at the discretion of the management. The repurchase program is dependent upon market conditions and other applicable legal requirements and is undertaken within a 12-month period. As of December 31, 2006, SFSB, Inc. had repurchased 78,361 shares on the open market at an average cost of $9.71 per share to fund its employee stock ownership plan. In accordance with the terms of the stock repurchase program, SFSB, Inc. is authorized to purchase an additional 42,151 shares before May 10, 2007.

The table below summarizes our repurchases of equity securities during the fourth quarter of 2006.

SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plan or Programs
October 1-31, 2006	0	n/a	0	66,951
November 1-30, 2006	18,600	$9.80	18,600	48,351
December 1-31, 2006	6,200	$9.85	6,200	42,151
Total Fourth Quarter	24,800	$9.81	24,800	42,151

Item 6. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained under the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Annual Report is incorporated herein by reference.

Item 7. Financial Statements

The information contained under the section captioned “Consolidated Financial Statements” of the Annual Report is incorporated herein by reference.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There has been no occurrence requiring a response to this Item.

Item 8A. Controls and Procedures

As of the end of the period covered by this annual report on Form 10-KSB, SFSB, Inc.’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of SFSB, Inc.’s disclosure controls and procedures. Based upon that evaluation, SFSB, Inc.’s Chief Executive Officer and Chief Financial Officer concluded that SFSB, Inc.’s disclosure controls and procedures are effective as of December 31, 2006. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by SFSB, Inc. in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

In addition, there were no changes in SFSB, Inc.’s internal control over financial reporting (as defined in Rule 13a-15 or Rule 15d-15 under the Securities Act of 1934, as amended) during the quarter ended December 31, 2006, that have materially affected, or are reasonably likely to materially affect, SFSB, Inc.’s internal control over financial reporting.

Item 8B. Other Information

None

PART III.

Item 9. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act

Code of Ethics

SFSB, Inc.’s Board of Directors has adopted a code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. That Code of Ethics for Senior Financial Officers has been posted on Slavie Federal Savings Bank’s internet at www.slavie.com. A copy of the Code of Ethics for Senior Financial Officers is also included as an exhibit to this annual report.

The remaining information required by this Item 9 is incorporated by reference from the information appearing under the captions “Election of Directors,” “Board Meetings and Committees,” “Executive Compensation – Information Regarding Executive Officers Who are Not Directors and Key Employees” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement for the 2007 Annual Meeting of Stockholders of SFSB, Inc.

Item 10. Executive Compensation

The information required by this Item 10 is incorporated by reference from the information appearing under the captions “Executive Compensation” and “Director Compensation” in the Proxy Statement for the 2007 Annual Meeting of Stockholders of SFSB, Inc.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 11 is incorporated by reference from the information appearing under the captions “Security Ownership of Management and Certain Security Holders” in the Proxy Statement for the 2007 Annual Meeting of Stockholders of SFSB, Inc.

Item 12. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 12 is incorporated by reference from the information appearing under the captions “Election of Directors” and “Certain Relationships and Related Transactions” in the Proxy Statement for the 2007 Annual Meeting of Stockholders of SFSB, Inc.

Item 13. Exhibits

(a) Exhibits.

Exhibit No.	Description of Exhibits
2*	Slavie Federal Savings Bank Second Amended and Restated Plan of Reorganization from a Mutual Savings Bank to a Mutual Holding Company and Stock Issuance Plan
3.1*	Federal Stock Charter of SFSB, Inc.
3.2*	Bylaws of SFSB, Inc.
4*	Form of Common Stock certificate of SFSB, Inc.
4.1	Advances and Security Agreement between Slavie Federal Savings Bank and the Federal Home Loan Bank of Atlanta
10.1*	Form of Employee Stock Ownership Plan, as amended
10.2**	Loan Documents relating to Employee Stock Ownership Plan
10.3#	Employment Agreement between Slavie Federal Savings Bank and Philip E. Logan
10.4#	Employment Agreement between Slavie Federal Savings Bank and Charles E. Wagner, Jr.
10.5#	Employment Agreement between Slavie Federal Savings Bank and Sophie T. Wittelsberger
10.6*	Lease Agreement between Benfield Properties, LLC and Slavie Federal Savings Bank
10.7	Termination Letter for Lease Agreement between Benfield Properties, LLC and Slavie Federal Savings Bank
10.8#	Terms of Retirement Benefit Paid to Former President Roger Schueler
10.9##	Form of 2005 Stock Option Plan

Exhibit No.	Description of Exhibits
10.10##	Form of 2005 Recognition and Retention Plan
10.11##	Form of Employee Stock Option Agreement
10.12##	Form of Director Stock Option Agreement
10.13##	SFSB, Inc. and Slavie Federal Savings Bank Director Compensation Policy
10.14###	Form of Restricted Stock Agreement
10.15@	Amendment to Employment Agreement between Slavie Federal Savings Bank and Philip E. Logan
10.16@	Amendment to Employment Agreement between Slavie Federal Savings Bank and Charles E. Wagner, Jr.
10.17@@	First Amendment to Employment Agreement between Slavie Federal Savings Bank and Sophie T. Wittelsberger dated as of June 7, 2005
10.18@	Amendment to Employment Agreement between Slavie Federal Savings Bank and Sophie T. Wittelsberger
13	Annual Report to Stockholders
21	Subsidiaries of Registrant
23.1	Consent of Beard Miller Company LLP
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

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

The exhibits which are denominated with two number signs (##) were previously filed by SFSB, Inc. as a part of, and are hereby incorporated by reference from, SFSB, Inc.’s Current Report on Form 8-K filed on August 5, 2005.

The exhibits which is denominated with three number signs (###) was previously filed by SFSB, Inc. as a part of, and are hereby incorporated by reference from, SFSB, Inc.’s Current Report on Form 8-K filed on August 26, 2005.

The exhibits which are denominated with the @ sign were previously filed by SFSB, Inc. as a part of, and are hereby incorporated by reference from, SFSB, Inc.’s Quarterly Report on Form 10-QSB filed on May 15, 2006.

The exhibit which is denominated with two @ signs was previously filed by SFSB, Inc. as a part of, and is hereby incorporated by reference from, SFSB, Inc.’s Quarterly Report on Form 10-QSB filed on August 15, 2005.

Note: Exhibits 10.3 through 10.5, and 10.8 through 10.18 relate to management contracts or compensatory plans or arrangements.

Item 14. Principal Accountant Fees and Services

Audit and Non-Audit Fees

The following table presents fees for professional audit services rendered by Beard Miller Company LLP for the audit of SFSB, Inc.’s annual consolidated financial statements for the year ended December 31, 2006 and the audit of Slavie Federal Savings Bank’s annual consolidated financial statements for the year ended December 31, 2005, and fees billed for other services rendered by Beard Miller Company LLP during those periods.

	Years Ended December 31,
	2006	2005
Audit Fees(1)	$53,200	$55,200
Audit Related Fees(2)	—	—
Tax Fees(3)	5,800	5,400
All Other Fees(4)	—	—
Total	$59,000	$60,600

(1)	Audit Fees consist of fees billed for professional services rendered for the audit of the SFSB, Inc.’s consolidated (or Slavie Federal Savings Bank’s) annual financial statements and review of the interim consolidated financial statements included in quarterly reports, and services that are normally provided by Beard Miller Company LLP in connection with statutory and regulatory filings or engagements.
(2)	Audit-Related Fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of SFSB, Inc.’s consolidated (or Slavie Federal Savings Bank’s) financial statements and are not reported under “Audit Fees.”
(3)	Tax Fees consist of fees billed for professional services rendered for federal and state tax compliance, tax advice and tax planning.
(4)	All Other Fees would normally consist of fees for services other than the services reported above.

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

Date: March 27, 2007

By:	/s/ Philip E. Logan Philip E. Logan President, Chairman & CEO

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date
/s/ Philip E. Logan Philip E. Logan	President, CEO, Chairman and Principal Executive Officer; Director	March 27, 2007
/s/ Sophie T. Wittelsberger Sophie T. Wittelsberger	Vice President and Chief Financial Officer, Principal Financial Officer and Principal Accounting Officer	March 27, 2007
/s/ J. Benson Brown J. Benson Brown	Director	March 27, 2007
/s/ Thomas J. Drechsler Thomas J. Drechsler	Director	March 27, 2007
/s/ Robert M. Stahl Robert M. Stahl	Director	March 27, 2007
/s/ James D. Wise James D. Wise	Director	March 27, 2007
/s/ Charles E. Wagner, Jr. Charles E. Wagner, Jr.	Executive Vice President and Secretary; Director	March 27, 2007

EXHIBIT INDEX

2*	Slavie Federal Savings Bank Second Amended and Restated Plan of Reorganization from a Mutual Savings Bank to a Mutual Holding Company and Stock Issuance Plan
3.1*	Federal Stock Charter of SFSB, Inc.
3.2*	Bylaws of SFSB, Inc.
4*	Form of Common Stock certificate of SFSB, Inc.
4.1	Advances and Security Agreement between Slavie Federal Savings Bank and the Federal Home Loan Bank of Atlanta
10.1*	Form of Employee Stock Ownership Plan, as amended
10.2**	Loan Documents relating to Employee Stock Ownership Plan
10.3#	Employment Agreement between Slavie Federal Savings Bank and Philip E. Logan
10.4#	Employment Agreement between Slavie Federal Savings Bank and Charles E. Wagner, Jr.
10.5#	Employment Agreement between Slavie Federal Savings Bank and Sophie T. Wittelsberger
10.6*	Lease Agreement between Benfield Properties, LLC and Slavie Federal Savings Bank
10.7	Termination Letter for Lease Agreement between Benfield Properties, LLC and Slavie Federal Savings Bank
10.8#	Terms of Retirement Benefit Paid to Former President Roger Schueler
10.9##	Form of 2005 Stock Option Plan
10.10##	Form of 2005 Recognition and Retention Plan
10.11##	Form of Employee Stock Option Agreement
10.12##	Form of Director Stock Option Agreement
10.13##	SFSB, Inc. and Slavie Federal Savings Bank Director Compensation Policy
10.14###	Form of Restricted Stock Agreement
10.15@	Amendment to Employment Agreement between Slavie Federal Savings Bank and Philip E. Logan
10.16@	Amendment to Employment Agreement between Slavie Federal Savings Bank and Charles E. Wagner, Jr.
10.17@@	First Amendment to Employment Agreement between Slavie Federal Savings Bank and Sophie T. Wittelsberger dated as of June 7, 2005
10.18@	Amendment to Employment Agreement between Slavie Federal Savings Bank and Sophie T. Wittelsberger
13	Annual Report to Stockholders
21	Subsidiaries of Registrant
23.1	Consent of Beard Miller Company LLP
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

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

The exhibits which are denominated with one number sign (#) were previously filed by SFSB, Inc. as a part of, and are hereby incorporated by reference from, SFSB, Inc.’s Annual Report on Form 10-KSB filed on March 29, 2006.

The exhibits which are denominated with two number signs (##) were previously filed by SFSB, Inc. as a part of, and are hereby incorporated by reference from, SFSB, Inc.’s Current Report on Form 8-K filed on August 5, 2005.

The exhibits which is denominated with three number signs (###) was previously filed by SFSB, Inc. as a part of, and are hereby incorporated by reference from, SFSB, Inc.’s Current Report on Form 8-K filed on August 26, 2005.

The exhibits which are denominated with the @ sign were previously filed by SFSB, Inc. as a part of, and are hereby incorporated by reference from, SFSB, Inc.’s Quarterly Report on Form 10-QSB filed on May 15, 2006.

The exhibit which is denominated with two @ signs was previously filed by SFSB, Inc. as a part of, and is hereby incorporated by reference from, SFSB, Inc.’s Quarterly Report on Form 10-QSB filed on August 15, 2005.

Note: Exhibits 10.3 through 10.5, and 10.8 through 10.18 relate to management contracts or compensatory plans or arrangements.