Form 10QSB
period 2007-03-31
SFSB, Inc.
filed 2007-05-14
CIK 1303026

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______TO ___________

Commission file number: 000-51037

SFSB, INC.
(Exact name of small business issuer as specified in its charter)

United States	20-2077715
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

As of May 10, 2007, there were 2,907,759 shares of the issuer’s Common Stock, par value $0.01 per share, outstanding.

Transitional Small Business Disclosure Format (Check One): Yes ☐ No ☒

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
SFSB, Inc.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	March 31, 2007	December 31, 2006
	(Dollars in thousands, except share data)
ASSETS
Cash and due from banks	$676	$881
Federal funds sold	3,288	1,970
Cash and cash equivalents	3,964	2,851

Investment securities - available for sale	8,643	8,526
Investment securities - held to maturity	4,000	4,000
Mortgage backed securities - held to maturity	2,986	3,200
Loans receivable - net of allowance for loan losses of 2007 $764; 2006 $850	145,841	147,118
Federal Home Loan Bank of Atlanta stock, at cost	1,956	2,098
Premises and equipment, net	5,268	5,265
Accrued interest receivable	489	560
Other assets	634	607

Total assets	$173,781	$174,225

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities
Deposits	$113,796	$111,823
Checks outstanding in excess of bank balance	676	384
Borrowings	35,500	39,000
Advance payments by borrowers for taxes and insurance	1,072	350
Other liabilities	334	303

Total liabilities	151,378	151,860

Stockholders’ Equity
Preferred stock, no par value, 1,000,000 shares authorized, none issued and outstanding	-	-
Common stock, par value $.01, 9,000,000 shares authorized, 2,975,625 shares issued at March 31, 2007 and December 31, 2006 and 2,907,759 and 2,975,623 shares outstanding at March 31, 2007 and December 31, 2006, respectively	30	30
Additional paid-in capital	12,817	12,788
Retained earnings (substantially restricted)	11,382	11,393
Unearned Employee Stock Ownership Plan shares	(1,035)	(1,050)
Treasury Stock at cost, March 31, 2007 and December 31, 2006, 67,866 shares	(660)	(660)
Accumulated other comprehensive loss	(131)	(136)
Total stockholders’ equity	22,403	22,365
Total liabilities and stockholders’ equity	$173,781	$174,225

See notes to consolidated financial statements.

SFSB, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2007	2006
	(Dollars in thousands, except for per share data)
Interest and fees on loans	$2,042	$1,974
Interest and dividends on investment securities	146	123
Interest on mortgage backed securities	34	43
Other interest income	80	56

Total interest income	2,302	2,196

Interest on deposits	1,114	853
Interest on short-term borrowings	149	75
Interest on long-term borrowings	261	288

Total interest expense	1,524	1,216

Net interest income	778	980
Provision for loan losses	33	14
Net interest income after provision for loan losses	745	966

Other Income
Rental income	39	39
Other income	20	19
Gain on sale of loans	8	5

Total other income	67	63

Non-Interest Expenses
Compensation and other related expenses	434	458
Occupancy expense	95	206
Advertising expense	44	26
Service bureau expense	43	41
Furniture, fixtures and equipment	34	56
Telephone, postage and delivery	19	24
Other expenses	149	154

Total non-interest expenses	818	965

(Loss) Income before income tax provision	(6)	64
Income tax provision	4	28

Net (loss) income	$(10)	$36

Basic Earnings (Loss) per Share	$0.00	$0.01

Diluted Earnings (Loss) Per Share	$0.00	$0.01

See notes to consolidated financial statements.

SFSB, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended March 31,
	2007	2006
	(Dollars in thousands)
Net (loss) income	$(10)	$36

Net unrealized gain (loss) on securities available for sale during the period (net of taxes of $3 and $(7))	5	(10)

Total Comprehensive (Loss) Income	$(5)	$26

See notes to consolidated financial statements.

SFSB, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2007	2006
	(Dollars in thousands)
Cash Flows From Operating Activities
Net (loss) income	$(10)	$36
Adjustments to Reconcile Net (Loss) Income to Net Cash
Provided by Operating Activities:
Non-cash compensation under stock based compensation plans and Employee Stock Ownership Plan	44	46
Net amortization of premiums and discounts of investment securities	4	(4)
Amortization of deferred loan fees	(11)	(15)
Provision for loan losses	33	14
Gain on sale of loans	(8)	(5)
Loans originated for sale	(3,313)	(452)
Proceeds from loans sold	3,321	457
Provision for depreciation	59	187
Decrease in accrued interest receivable and other assets	44	19
Increase (decrease) in other liabilities	31	(56)
Net Cash Provided by Operating Activities	194	227

Cash Flows from Investing Activities
Purchase of available for sale securities	(109)	(78)
Net decrease (increase) in loans	1,250	(713)
Principal collected on mortgage backed securities	211	337
Purchase of Federal Home Loan Bank of Atlanta stock	-	(98)
Redemption of Federal Home Loan Bank of Atlanta stock	142	-
Purchases of premises and equipment	(62)	(20)
Net Cash Provided by (Used in) Investing Activities	1,432	(572)

Cash Flows from Financing Activities
Net increase in deposits	1,973	1,585
Increase (decrease) in checks outstanding in excess of bank balance	292	(932)
Proceeds from long-term borrowings	5,000	5,000
Repayment of long-term borrowings	(5,000)	(5,000)
Net change of short term borrowings	(3,500)	2,000
Increase in advance payments by borrowers for taxes and insurance	722	703
Purchase of treasury stock	-	(422)
Net Cash (Used in) Provided by Financing Activities	(513)	2,934

Increase in cash and cash equivalents	1,113	2,589
Cash and cash equivalents at beginning of period	2,851	1,342
Cash and cash equivalents at end of period	$3,964	$3,931

Supplemental Disclosures of Cash Flows Information:
Cash paid during the period for:
Income taxes	$-	$35
Interest expense	$1,524	$1,215

See notes to consolidated financial statements.

SFSB, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Principles of Consolidation

The consolidated financial statements include the accounts of SFSB, Inc. (“the Company”), its wholly-owned subsidiaries, Slavie Federal Savings Bank (“the Bank”) and the Bank’s wholly-owned subsidiary, Slavie Holdings, LLC (“Holdings”). The accompanying consolidated financial statements include the accounts and transactions of these companies on a consolidated basis since inception. All intercompany accounts and transactions have been eliminated in the consolidated financial statements.

Slavie Bancorp, MHC, a mutual holding company whose activity is not included in the accompanying consolidated financial statements, owns 56.3% of the outstanding common stock of the Company as of March 31, 2007.

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

Note 3 - Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to SEC Form 10-QSB. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements.

The foregoing consolidated financial statements in the opinion of management include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation thereof. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB. The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the full year.

Note 4 - Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the appropriate period. Unearned Employee Stock Ownership Plan (“ESOP”) shares are not included in outstanding shares. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average shares outstanding as adjusted for the dilutive effect of outstanding stock options and unvested stock awards. Potential common shares related to stock options and unvested stock awards are determined based on the “treasury stock” method. Information related to the calculation of earnings per share is summarized for the three months ended as follows:

	March 31, 2007
(In thousands, except per share data)	Basic	Diluted
Net loss	$(10)	$(10)

Weighted average common shares outstanding	2,793	2,797

Diluted securities:
Stock options	-	-
Unvested Stock Awards	-	-
Adjusted weighted average shares	2,793	2,797
Per share amount	$0.00	$0.00

	March 31, 2006
(In thousands, except per share data)	Basic	Diluted
Net income	$36	$36

Weighted average common shares outstanding	2,831	2,836

Diluted securities:
Stock options	-	1
Unvested Stock Awards	-	-
Adjusted weighted average shares	2,831	2,837
Per share amount	$0.01	$0.01

Note 5 - Regulatory Capital Requirements

At March 31, 2007, the Bank met each of the three minimum regulatory capital requirements. The following table summarizes the Bank’s regulatory capital position at March 31, 2007 and December 31, 2006.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provision
	Amount	%	Amount	%	Amount	%
March 31, 2007	(Dollars in thousands)
Tangible (1)	$16,801	9.65%	$2,610	1.50%	N/A	N/A
Tier I capital (2)	16,801	16.98%	N/A	N/A	$5,935	6.00%
Core (leverage) (1)	16,801	9.65%	6,961	4.00%	8,701	5.00%
Risk-weighted (2)	17,565	17.76%	7,914	8.00%	9,892	10.00%

December 31, 2006
Tangible (1)	$16,775	9.62%	$2,617	1.50%	N/A	N/A
Tier I risk-based (2)	16,775	16.93%	N/A	N/A	$5,944	6.00%
Core (leverage) (1)	16,775	9.62%	6,978	4.00%	8,723	5.00%
Total risk-based (2)	17,625	17.79%	7,926	8.00%	9,907	10.00%

(1) To adjusted total assets.
(2) To risk-weighted assets.

Note 6 - Stock-Based Compensation

The compensation cost charged against income for stock-based compensation plans, excluding ESOP, was $30,000 and $32,000 for the three months ended March 31, 2007 and 2006. The total income tax benefit recognized was $8,000 and $9,000 for the three months ended March 31, 2007 and 2006.

Note 7 - Recent Accounting Pronouncements

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

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB Statement No. 115." SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. The effective date for the Bank will be January 1, 2008. Management is currently analyzing the effect, if any, on consolidated financial position or results of operations.

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

Overview

Earnings declined to a net loss of $10,000 for the three months ended March 31, 2007 as compared to net income of $36,000 for the same period in 2006. This decrease was primarily due to an increase of interest expense as a result of an increase in deposits in an interest rate environment in which our customers are moving their funds into shorter term accounts with higher interest rates, as well as the continued impact of a decision made in 2006 to place a non-performing commercial land acquisition and development participation loan on non-accrual status and, therefore, not accruing interest on that loan. Interest income increased $106,000, or 4.83%, non-interest income increased $4,000, or 6.35%, and non-interest expenses decreased $147,000, or 15.23%. These improvements were offset by a $308,000, or 25.33%, increase in interest expenses.

Assets decreased during the first three months of 2007 primarily because we decreased our loan portfolio by $1,277,000, or 0.87%, to $145,841,000 at March 31, 2007 from $147,118,000 at December 31, 2006. The decrease is also the result of a decrease in mortgage backed securities held to maturity of $214,000, or 6.69%, to $2,986,000 at March 31, 2007 from $3,200,000 at December 31, 2006 and a decrease in Federal Home Loan Bank of Atlanta stock of $142,000, or 6.77%, to $1,956,000 at March 31, 2007 from $2,098,000 at December 31, 2006. These decreases were partially offset by an increase in cash and cash equivalents of $1,113,000, or 39.04%, to $3,964,000 at March 31, 2007 from $2,851,000 at December 31, 2006 and an increase in investment securities available for sale of $117,000, or 1.37%, to $8,643,000 at March 31, 2007 from $8,526,000 at December 31, 2006.

As discussed in detail in the Asset Quality section of this report, we hold a 19% participation (approximately $1,080,000 in unpaid principal balance) in an acquisition and development loan. This loan became delinquent in late 2004 and was placed on non-accrual status in late 2005. A national builder had contracted to purchase the property and pay off the subject loan upon the borrower developing it to the “record plat” stage. This was to occur in late 2005. To date, the borrower has been unable to do so.  In November 2005, the national homebuilder released the borrower from their contract, and the participating lenders entered into a forbearance agreement with the borrower so that the borrower could attempt to sell the property.  In February 2006, the national homebuilder agreed to purchase the property “as is” subject to a feasibility study, which uncovered road access and storm water management issues.  As of the date of this report, the borrower has been unable to resolve these issues with the controlling municipality preventing the sale of the property to the national homebuilder.  In May 2006, upon the expiration of the forbearance agreement, the participating banks sent a notice of default to the borrower. In addition, the collateral property has been docketed for foreclosure. The principal of the borrower filed for personal (Chapter 11) bankruptcy in September 2006, and a meeting of creditors was held on November 8, 2006. Later that same day, the entity that owns the collateral property filed for Chapter 11 bankruptcy, which caused the cancellation of the foreclosure auction that had been scheduled for November 9, 2006.  On February 9, 2007, the participating lenders’ counsel filed a motion with the bankruptcy judge to lift stay so that the lenders could proceed to sell the property at foreclosure. The automatic stay was lifted on April 10, 2007 and the participating lenders are proceeding with the sale of the property with an auction scheduled for May 30, 2007. As of the date of this filing, the loan continues to be on non-accrual status.  We believe the above-mentioned issues regarding the property will eventually be resolved, that our collateral position is adequate and that we will recover all principal on this loan, although there can be no assurance that this will be the case.

In addition to the non-accrual acquisition and development loan mentioned above, we classified two commercial non-real estate loans as impaired in 2006. One of these commercial loans is a business line of credit to a company that ceased operations as of July 31, 2006; the other is an unsecured term loan to the principal of the same company. The company filed for Chapter 7 bankruptcy on September 26, 2006. At the end of the first quarter of 2007, in anticipation of a minimal recovery of principal on these loans, we charged down $119,000 of the original loan balances of $260,000, which were in default and fully reserved, against our provision for loan losses. A specific reserve of $140,000, or 100%, of the remaining loan balances continues to remain in our allowance for loan losses.

To remain competitive and offer even more product line choice to our customers, we have implemented a health savings account for health care expenses and we continue to offer a seven month certificate of deposit with what we believe is an attractive interest rate.

We continue to implement strategies formed during strategic planning meetings of the Board of Directors and the Company’s officers over the past year. In our continued efforts to boost the yield of our interest earning assets during a period of net interest margin compression, management is selling a larger percentage of the Company’s residential loan originations to facilitate our goal of increasing and diversifying the mix of commercial loans to residential loans in our portfolio. This strategy has enabled us to increase our fee income on loans sold. In the first quarter of 2007, Executive Vice-President and Chief Lending Officer, Charles E. Wagner, Jr., assumed the duties of commercial loan originator to further our goal of increasing the average outstanding balance of our commercial loan portfolio. In February 2007, we hired an experienced acquisition and renovation loan specialist to further our goal of increasing the overall yield of our loan portfolio. In addition, we intensified our marketing strategy by offering incentives to attract new checking accounts in an effort to attain our goal of decreasing the yield on our interest bearing liabilities. Our directors, officers, management and staff remain committed in a unified effort to improve the Bank’s profitability.

Key measurements and events for the three-month period ended March 31, 2007 include the following:

•	Total assets at March 31, 2007 decreased by 0.25% to $173,781,000 as compared to $174,225,000 as of December 31, 2006.

•	Net loans outstanding decreased by 0.89% from $147,118,000 as of December 31, 2006 to $145,841,000 as of March 31, 2007.

•	Nonperforming loans at March 31, 2007 totaled $1,279,000 compared with a total of $1,486,000 at December 31, 2006. We believe an appropriate allowance for loan losses continues to be maintained.

•	Deposits at March 31, 2007 were $113,796,000, an increase of $1,973,000 or 1.76% from $111,823,000 at December 31, 2006.

•	We realized a net loss of $10,000 for the three-month period ended March 31, 2007. This compares to net income of $36,000 for the three-month period ended March 31, 2006.

•
Net interest income, our main source of income, was $778,000 during the three-month period ended March 31, 2007 compared to $980,000 for the same period in 2006. This represents a decrease of 20.61% for the three months ended March 31, 2007 as compared to the same period in 2006.

•	We had a commercial non-real estate loan charge-off of $119,000 during the three month period ending March 31, 2007. We had no loan charge-offs during the three-month period ending March 31, 2006.

•	Non-interest income increased by $4,000, or 6.35%, for the three-month period ended March 31, 2007, as compared to the three-month period ended March 31, 2006.

•
Non-interest expenses decreased by $147,000 or 15.23%, for the three-month period ended March 31, 2007, as compared to the period ended March 31, 2006. The decrease between the three-month periods is the result of no longer carrying the occupancy expenses associated with the closing of the Edgewood branch and the decision not to increase the salary compensation of the executive officers and not to award year end bonuses to all employees.

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

Management’s judgment is inherent in the determination of the provision and allowance for loan losses, including in connection with the valuation of collateral and the financial condition of the borrower. The establishment of allowance factors is a continuing exercise and allowance factors may change over time, resulting in an increase or decrease in the amount of the provision or allowance based upon the same volume and classification of loans. Changes in allowance factors or in management’s interpretation of those factors will have a direct impact on the amount of the provision, and a corresponding effect on income and assets. Also, errors in management’s perception and assessment of the allowance factors could result in the allowance not being adequate to cover losses in the portfolio, and may result in additional provisions or charge-offs, which would adversely affect income and capital. For additional information regarding the allowance for loan losses, see “Results of Operations for the Three Months Ended March 31, 2007 and 2006 - Provision for Loan Losses and Analysis of Allowance for Loan Losses.”

Results of Operations for the Three Months Ended March 31, 2007 and 2006

General. Net income decreased $46,000 to a net loss of $10,000 for the three months ended March 31, 2007 compared to net income of $36,000 for the same period in the prior year. The decrease was due primarily to a $308,000 increase in interest expense, offset by a $106,000 increase in interest income and a $147,000 decrease in non-interest expenses.

Average Balances, Net Interest Income, Yields Earned and Rates Paid. The following table presents for the periods indicated the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates. No tax equivalent adjustments were made because no income was exempt from federal income taxes. All average balances are monthly average balances. We do not believe that the monthly averages differ materially from what the daily averages would have been. Non-accruing loans have been included in the table as loans carrying a zero yield. The amortization of loan fees is included in computing interest income, however, such fees are not material.

	Three Months Ended March 31, 2007			Three Months Ended March 31, 2006
	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans receivable(1)	$146,033	$2,042	5.59%	$144,463	$1,974	5.47%
Mortgage-backed securities	3,050	34	4.46	4,287	43	4.01
Investment securities (available for sale)	8,607	109	5.07	8,198	85	4.15
Investment securities (held to maturity)	4,000	37	3.70	3,999	38	3.80
Other interest-earning assets	5,290	80	6.05	4,944	56	4.53

Total interest-earning assets	166,980	2,302	5.51%	165,891	2,196	5.30%

Non-interest earning assets	7,082			7,085

Total assets	$174,062			$172,976

Interest-bearing liabilities:
Savings deposits	$17,350	47	1.08%	$27,817	91	1.31%
Demand and NOW accounts	7,213	42	2.33	2,797	4	0.57
Certificates of deposit	86,783	1,025	4.72	78,980	758	3.84
Escrows	5	-	-	10	-	-
Borrowings	36,666	410	4.47	38,000	363	3.82
Total interest-bearing liabilities	148,017	1,524	4.12%	147,604	1,216	3.30%

Non-interest bearing liabilities	3,636			2,742

Total liabilities	151,653			150,346

Total equity(2)	22,409			22,630
Total liabilities and equity	$174,062			$172,976

Net interest income		$778			$980
Interest rate spread(3)			1.39%			2.00%
Net interest-earning assets	$18,963			$18,287
Net interest margin(4)			1.86%			2.36%
Ratio of interest earning assets to interest bearing liabilities		1.13x			1.12x

(1)	Loans receivable are net of the allowance for loan losses.
(2)	Total equity includes retained earnings and accumulated other comprehensive income.
(3)	Net interest rate spread represents the difference between the average yield on interest earning assets and the average cost of interest bearing liabilities.
(4)	Net interest margin represents net interest income as a percentage of average interest earning assets.

Net Interest Income.

Net interest income decreased $202,000, or 20.61%, to $778,000 for the three months ended March 31, 2007 from $980,000 for the three months ended March 31, 2006. The decrease was due primarily to a $413,000, or 0.28%, increase in average interest-bearing liabilities to $148,017,000 from $147,604,000, partially offset by an increase of $1,089,000, or 0.66%, in average interest-earning assets to $166,980,000 from $165,891,000. The decrease was also a result of an 82 basis point increase in the cost of average interest-bearing liabilities, from 3.30% to 4.12%, while the yield on average interest-earning assets only increased 21 basis points from 5.30% to 5.51%.

Our interest rate spread decreased to 1.39% for the quarter ended March 31, 2007 from 2.00% for the quarter ended March 31, 2006, reflecting the more rapid increase in the cost of our average interest-bearing liabilities as compared to the increase in the yield of our interest-earning assets. Our net interest margin decreased to 1.86% from 2.36%, because the growth in average interest-earning assets was not enough to offset the increase in the cost of interest-bearing liabilities. The ratio of interest-earning assets to interest-bearing liabilities remained relatively steady at 1.13 times for the three months ended March 31, 2007 and 1.12 times for the same period in 2006.

  Interest Income.

Interest income increased by $106,000, or 4.83%, to $2,302,000 for the three months ended March 31, 2007, from $2,196,000 for the three months ended March 31, 2006. The increase in interest income resulted primarily from increases of $68,000, or 3.44%, in interest and fee income from loans, $23,000, or 18.70%, in interest income from investment securities and $24,000, or 42.86%, in interest income from other interest-earning assets (primarily consisting of interest earned on federal funds sold and Federal Home Loan Bank stock), partially offset by a decrease of $9,000, or 20.93%, in interest income from mortgage backed securities.

The increase in interest income reflected a $1,089,000, or 0.66% increase in the average balance of interest-earning assets to $166,980,000 from $165,891,000, and a 21 basis point increase in the yield on average interest-earning assets to 5.51% for the three months ended March 31, 2007 from 5.30% for the three months ended March 31, 2006, reflecting an increase in market interest rates.

The increase in interest income and fees on loans was due to a $1,570,000, or 1.09% increase in average net loans receivable, from $144,463,000 to $146,033,000, and a 12 basis point increase in the average yield on net loans receivable. The increase in interest income from investment securities was primarily reflective of a 92 basis point increase in the average yield and a $409,000 or 4.99% increase in the average balance of available for sale investment securities.

The increase in interest income from other interest-earning assets (primarily federal funds sold) was due to an $346,000, or 7.00%, increase in average other interest-earning assets, from $4,944,000 during the quarter ended March 31, 2006 to $5,290,000 during the quarter ended March 31, 2007, and a 152 basis point increase in the average yield on these assets (as a result of increases in short term market interest rates).

The decrease in interest income from mortgage-backed securities was primarily the result of a $1,237,000 or 28.85% decline in the average balance of mortgage-backed securities, which was partially offset by a 45 basis point increase in the yield on these securities.

Interest Expense.

Interest expense, which consists of interest paid on deposits and borrowings, increased by $308,000, or 25.33%, to $1,524,000 for the three months ended March 31, 2007 from $1,216,000 for the three months ended March 31, 2006. The increase in interest expense resulted from an increase in the average balance and average cost of interest-bearing liabilities. The average balance of interest-bearing deposits increased to $111,346,000 from $109,594,000 and the average cost of deposits increased by 89 basis points as a result of a rising interest rate market. The average balance of borrowings decreased to $36,666,000 from $38,000,000, and was partially offset by a 65 basis point increase in the average cost of borrowings as a result of borrowing at higher interest rates.

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

Based on our evaluation of these factors, and as discussed further below, management made a provision of $33,000 and $14,000 for the three months ended March 31, 2007 and March 31, 2006, respectively. There was one commercial non-real estate loan charge-off during the three-month period ended March 31, 2007 for $119,000 which is discussed below under “General Valuation Allowance on the Remainder of the Loan Portfolio.” There were no loan charge-offs during the three-month period ended March 31, 2006. We used the same methodology and generally similar assumptions in assessing the allowance for these periods.

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

Specific Allowance on Identified Problem Loans. The loan portfolio is segregated first between loans that are on our “watch list” and loans that are not. Our watch list includes:

•	loans 90 or more days delinquent;

•	loans with anticipated losses;

•	loans referred to attorneys for collection or in the process of foreclosure;

•	non-accrual loans;

•	loans classified as substandard, doubtful or loss by either our internal classification system or by regulators during the course of their examination of us; and

•	troubled debt restructurings and other non-performing loans.

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

We also review and establish, if necessary, an allowance for certain impaired loans for the amounts by which the discounted cash flows (or collateral value or observable market price) are lower than the carrying value of the loan. Under current accounting guidelines, a loan is defined as impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts when due under the contractual terms of the loan agreement.

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

The allowance for loan losses totaled $764,000, or 0.52%, of gross loans outstanding of $146,793,000 at March 31, 2007, compared to an allowance for loan losses of $488,000, or 0.33%, of gross loans outstanding of $146,305,000 at March 31, 2006. The increase to the loan loss reserve is due to the increased balance of impaired loans. As of March 31, 2007, we have specific reserves of $140,000 within the allowance for loan losses because we believe there is a substantial likelihood that we will not collect the total amount of the outstanding principal balance on two commercial non-real estate loans that are classified as impaired. In mid-July 2006, a corporate commercial loan borrower informed the Bank that it was contemplating ceasing business operations, which it did as of July 31, 2006. The principal of this company also borrowed additional funds from the Bank directly. Both of these loans were cross-guaranteed, cross-defaulted and cross-collateralized. Once the company ceased operations, the borrower and guarantor were in non-financial default on these loans, even though the loans were current as of that date. On September 11, 2006, the Bank gave written notice to the borrower and the guarantor that they had defaulted on their loan agreements. Subsequently, the company filed for Chapter 7 bankruptcy on September 26, 2006. The borrower has made a partial settlement offer, to which the Bank made a counter offer. Final disposition of this matter is still pending as of the date of this report.

The following table summarizes the activity in the provision for loan losses:

	Three Months Ended March 31,
	2007	2006
	(Dollars in thousands)

Balance at beginning of period	$850	$474

Charge-offs	(119)	-
Recoveries	-	-
Net charge-offs	(119)	-
Provision for loan losses	33	14

Ending balance	$764	$488

Ratio of net charge-offs (recoveries) during the period to average loans outstanding, net, during the period	0.08%	-
Ratio of allowance for loan losses to total loans outstanding	0.52%	0.33%
Allowance for loan losses as a percent of total non-performing loans	59.73%	39.23%

Other Income.

Historically, our non-interest income has been relatively modest and one of our strategic initiatives is to increase our non-interest income. Non-interest income increased $4,000, or 6.35%, to $67,000 for the three months ended March 31, 2007, as compared to $63,000 for the three months ended March 31, 2006. The primary reason for the increase in non-interest income is a $3,000, or 60.00%, increase in gain on sale of loans to $8,000 for the three months ended March 31, 2007, as compared to $5,000 for the three months ended March 31, 2006. Rental income from our headquarters building has remained the same. While we have experienced the loss of a small tenant, rental income has remained constant due to increases in rental rates provided for in the applicable lease agreements of the remaining tenants. As of March 31, 2007, we leased 100% of the total leaseable space in our headquarters building. We expect this figure to remain constant for the second quarter of 2007 as we do not anticipate any vacant leaseable space in our headquarters building.

Non-interest Expense.

Non-interest expense was $818,000 for the three months ended March 31, 2007 as compared to $965,000 for the three months ended March 31, 2006, a decrease of $147,000, or 15.23%. The decrease was due primarily to an $111,000, or 53.88%, decease in occupancy expenses, a $24,000, or 5.24%, decrease in compensation and related expenses and a $22,000, or 39.29%, decrease in furniture, fixtures and equipment expenses, partially offset by increases of $18,000, or 69.23%, in advertising expenses and $2,000, or 4.88%, in service bureau expenses. The decrease in occupancy expenses is the result of no longer carrying the costs associated with the operation of the Edgewood branch, which we closed in 2006. The decrease in compensation expense is the result of not increasing executive officers’ salaries and of replacing departing full-time salaried employees with part-time hourly employees in the quarter ending March 31, 2007.

Income Tax Expense.

The provision for income taxes decreased to $4,000 for the three months ended March 31, 2007 from $28,000 for the three months ended March 31, 2006, representing a $24,000, or 85.71%, decrease. The decrease in the provision for income taxes was primarily due to our loss before taxes of $6,000 for the three months ended March 31, 2007, as compared to income of $64,000 for the three months ended March 31, 2006. Although the Company recorded a pre-tax loss for the three months ended March 31, 2007, a tax expense of $4,000 was recorded due to non-deductible stock based compensation.

Analysis of Financial Condition

Assets.

General.

Our total assets decreased by $444,000 or 0.25%, to $173,781,000 at March 31, 2007, from $174,225,000 at December 31, 2006. The decrease in total assets resulted primarily from a $1,277,000, or 0.87% decrease in net loans receivable, from $147,118,000 at December 31, 2006 to $145,841,000 at March 31, 2007, a $214,000, or 6.69%, decrease in mortgage backed securities-held to maturity, from $3,200,000 at December 31, 2006 to $2,986,000 at March 31, 2007, and a $142,000, or 6.77%, decrease in Federal Home Loan Bank stock, from $2,098,000 at December 31, 2006 to $1,956,000 at March 31, 2007. These decreases were offset by a $1,113,000, or 39.04% increase in cash and cash equivalents, from $2,851,000 at December 31, 2006 to $3,964,000 at March 31, 2007 and a $117,000, or 1.37% increase in investment securities - available for sale, from $8,526,000 at December 31, 2006 to $8,643,000 at March 31, 2007.

Investment Securities.

The investment portfolio at March 31, 2007 amounted to $15,629,000, a decrease of $97,000, or 0.62%, from $15,726,000 at December 31, 2006. Investment securities - available for sale, increased $117,000, or 1.37%, to $8,643,000 at March 31, 2007 from $8,526,000 at December 31, 2006, primarily as a result of dividends credited to the account. Mortgage backed securities - held to maturity, decreased $214,000, or 6.69%, to $2,986,000 at March 31, 2007 from $3,200,000 at December 31, 2006, as a result of principal repayments. As we are not continuing to purchase mortgage-backed securities, we expect continued decreases in this asset both in amount and as a percentage of our assets.

The carrying value of available for sale securities includes a net unrealized loss of $213,000 at March 31, 2007 (reflected as accumulated other comprehensive loss of $131,000 in equity after deferred taxes) as compared to a net unrealized loss of $222,000 ($136,000 net of taxes) as of December 31, 2006. In general, this decrease in unrealized loss was a result of a slightly favorable interest rate yield curve.

Loan Portfolio.

Loans receivable, net, decreased $1,277,000, or 0.87%, to $145,841,000 at March 31, 2007 from $147,118,000 at December 31, 2006. The commercial loan portfolio increased $3,232,000, or 37.79%, to $11,784,000 at March 31, 2007 from $8,552,000 at December 31, 2006. One-to-four family residential loans decreased $2,411,000, or 2.05% to $115,344,000 at March 31, 2007 from $117,755,000 at December 31, 2006. Our loan customers are generally located in the Baltimore Metropolitan area and its surrounding counties in Maryland.

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

With negotiations between the national homebuilder and the borrower stalled, the participating lenders instructed their counsel to docket the collateral property for foreclosure.  This was done on September 13, 2006. In addition, the principal of the borrower filed for personal (Chapter 11) bankruptcy on September 26, 2006 and a meeting of creditors was held on November 8, 2006. Later that same day, the entity that owns the collateral property filed for Chapter 11 bankruptcy, which caused the cancellation of the foreclosure auction that had been scheduled for November 9, 2006. On February 9, 2007, the participating lenders’ counsel filed a motion with the bankruptcy judge to lift stay so that the lenders could proceed to sell the property at foreclosure. A hearing on this matter was scheduled in mid April 2007. The automatic stay was lifted on April 10, 2007 and the participating lenders are proceeding with the sale of the property with an auction scheduled for May 30, 2007.

As of the date of this filing, this participation loan continues to be on non accrual status.  Due to the developments of the last six months, there is reason to question the viability of the project as conceived by the borrower.  We continue to believe our collateral position is adequate and that we will recover all principal on this loan, although there can be no assurance that this will be the case.  Resolution of this matter will extend at least into the second quarter of 2007.

Of the non-accrual loans, $1,083,000 consisted of the commercial land acquisition and development participation loan discussed above, $140,000 consisted of two commercial non-real estate loans, and $56,000 consisted of a one-to-four residential mortgage loan at March 31, 2007.

Non-accrual loans totaled 0.88%, 0.85% and 0.92% of net loans receivable at March 31, 2007, December 31, 2006 and March 31, 2006, respectively.

Real estate and other assets that we acquire as a result of foreclosure or by deed-in-lieu of foreclosure or repossession on collateral-dependent loans are classified as real estate owned or other repossessed assets until sold. Such assets are recorded at foreclosure or other repossession and updated quarterly at the lower of cost or estimated fair value less estimated selling costs. Any portion of the outstanding loan balance in excess of fair value is charged off against the allowance for loan losses at the time of foreclosure. If, upon ultimate disposition of the property, net sales proceeds exceed the net carrying value of the property, a gain on sale of real estate or other assets is recorded. We did not have any real estate owned or other repossessed assets at March 31, 2007 or December 31, 2006.

Under current accounting guidelines, a loan is defined as impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due under the contractual terms of the loan agreement.  We consider one- to four-family mortgage loans and consumer installment loans to be homogeneous and, therefore, do not separately evaluate them for impairment.  All other loans are evaluated for impairment on an individual basis. We generally classify non-accrual loans as impaired and we are doing so with respect to the $1,083,000 commercial land acquisition and development participation loan, even though management feels that we will be able to collect all principal due under the contractual terms of the loan agreement.

As of March 31, 2007, in addition to the non-accrual acquisition and development loan mentioned above, we have classified two commercial non-real estate loans as impaired as was discussed in detail in the “Provision for Loan Losses and Analysis of Allowance for Loan Losses” section of this report. At the end of the first quarter, in anticipation of a minimal recovery of principal on these loans, we charged a portion of the loan balances against our allowance for loan losses and we have reserved $140,000, or 100%, of the remaining balance of the loans to our allowance for loan losses. Final disposition of this matter is still pending as of the date of this report.

 Other than as disclosed in the paragraphs above, there are no other loans at March 31, 2007 about which management has serious doubts concerning the ability of the borrowers to comply with the present loan repayment terms.

Liabilities.

General.

Total liabilities decreased by $482,000, or 0.32%, to $151,378,000 at March 31, 2007, from $151,860,000 at December 31, 2006. The decrease in total liabilities resulted from a $3,500,000, or 8.97% decrease in borrowings, offset by increases of $1,973,000, or 1.76% in deposits, $722,000, or 206.29% increase in advance payments by borrowers for taxes and insurance and $292,000, or 76.04% in checks outstanding in excess of bank balance. The decrease in borrowings is the result of paying down the Federal Home Loan Bank advances when our liquidity is favorable. The other liabilities consist primarily of accrued federal and state income taxes and accrued interest on Federal Home Loan Bank borrowings.

Deposits.

Deposits increased $1,973,000, or 1.76%, to $113,796,000 at March 31, 2007 from $111,823,000 at December 31, 2006. Certificates of deposits increased $623,000 to $86,619,000 at March 31, 2007 from $85,996,000 at December 31, 2006, and NOW and money market demand deposit accounts increased by $1,489,000 to $18,224,000 at March 31, 2007 from $16,735,000 at December 31, 2006. Savings deposits decreased by $139,000 to $8,953,000 at March 31, 2007 from $9,092,000 at December 31, 2006. We believe that, as deposit rates have risen, some customers are moving funds into higher-yielding investments, thus accounting for the increase in certificate of deposit and money market deposit accounts and the decline in lower rate paying core deposit accounts.

Borrowings.

At March 31, 2007, we were permitted to borrow up to $52,134,000 from the Federal Home Loan Bank of Atlanta. We had $35,500,000 and $39,000,000 of Federal Home Loan Bank advances outstanding as of March 31, 2007 and December 31, 2006, respectively, and we averaged $36,666,000 and $39,250,000 of Federal Home Loan Bank advances during the three months ended March 31, 2007 and the year ended December 31, 2006, respectively. The decrease in borrowings reflects $3,500,000 Federal Home Loan Bank advance pay downs and $20,500,000 in the rollover of advances, offset by maturing advances of $20,500,000 in the first quarter of 2007.

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

Our most liquid assets are cash and cash equivalents. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At March 31, 2007, cash and cash equivalents totaled $3,964,000. Securities classified as available-for-sale, which can provide additional sources of liquidity, totaled $8,643,000 at March 31, 2007. However, because all of these securities were in an unrealized loss position at March 31, 2007, and because management has the intent and ability to hold these securities until recovery or maturity, management does not consider these securities as a source of liquidity at March 31, 2007. Also, at March 31, 2007, we had advances outstanding of $35,500,000 from the Federal Home Loan Bank of Atlanta. On that date, we had the ability to borrow an additional $16,634,000.

At March 31, 2007, we had outstanding commitments to originate loans of $2,927,000 (excluding the undisbursed portions of loans). These commitments do not necessarily represent future cash requirements since certain of these instruments may expire without being funded. We also extend lines of credit to customers, primarily home equity lines of credit. The borrower is able to draw on these lines as needed, thus the funding is generally unpredictable. Unused home equity lines of credit amounted to $5,347,000 and unused commercial lines of credit amounted to $963,000 at March 31, 2007. Since the majority of unused lines of credit expire without being funded, it is anticipated that our obligation to fund the above commitment amounts will be substantially less than the amounts reported.

Certificate of deposit accounts scheduled to mature within one year totaled $55,133,000 or 48.45% of total deposits at March 31, 2007. Management believes that the large percentage of deposits in shorter-term certificates of deposit reflects customers’ hesitancy to invest their funds in long-term certificates of deposit in the current interest rate environment in which long-term rates are lower than short-term rates. If these deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and/or additional borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before March 31, 2008. We believe, however, based on past experience, a significant portion of our certificates of deposit will remain with us. We also believe we have the ability to attract and retain deposits by adjusting the interest rates offered.

Our borrowings are with the Federal Home Loan Bank of Atlanta and are secured by Federal Home Loan Bank of Atlanta stock that we own and a blanket lien on mortgages. Borrowings at March 31, 2007 consisted of $9,000,000 short term fixed rate FHLB advances bearing interest at rates ranging from 5.28% to 5.41% and $26,500,000 long term convertible rate FHLB advances with fixed interest rates ranging from 3.63% to 4.90%. If not repaid or converted to a different product, the convertible rate advances will convert from a fixed to a floating rate after the initial borrowing periods ranging from three months to five years.

Our primary investing activity is the origination of loans, primarily one- to four-family residential mortgage loans, commercial loans and the purchase of securities. Our primary financing activity consists of activity in deposit accounts and Federal Home Loan Bank of Atlanta advances. Deposit growth has begun to outpace asset growth in recent months and the increased liquidity has been placed in a federal funds account with our correspondent bank, used to pay down borrowed funds and to fund commercial and acquisition and renovation loans. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors and other factors. We generally manage the pricing of our deposits to be competitive. Occasionally, we offer promotional rates on certain deposit products to attract deposits.

We are not aware of any known trends, events or uncertainties that will have or are reasonably likely to have a material effect on our liquidity, capital or operations, nor are we aware of any current recommendation by regulatory authorities, which if implemented, would have a material effect on liquidity, capital or operations.

Stockholders’ Equity

Total stockholders’ equity increased $38,000, or 0.17%, to $22,403,000 at March 31, 2007 from $22,365,000 at December 31, 2006 as a result of stock based compensation of $44,000, partially offset by a net loss of $10,000. We are considered “well capitalized” under the risk-based capital guidelines applicable to us.

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

	Contract Amount At
Financial Instruments Whose Contract Amount Represents Credit Risk	March 31, 2007	December 31, 2006
	(Dollars in thousands)
Lines of credit - commercial	$963	$1,210
Lines of credit - home equity	5,220	5,335
Lines of credit - overdraft checking	127	118
Mortgage loan commitments	2,927	830

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

Equipment lines of credit are secured by equipment being purchased and sometimes by a blanket lien on assets of the borrower as well. Each advance is repaid over a three to five year period and carries a variable or prevailing fixed rate of interest. We will generally advance up to 80% of the cost of the new or used equipment. These credit facilities are revolving in nature and the commitment is subject to annual reaffirmation.

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

Our outstanding commitments to make mortgages are at fixed rates ranging from 6.00% to 7.875% and 5.625% to 7.125% at March 31, 2007 and December 31, 2006, respectively. Loan commitments expire 60 days from the date of the commitment.

For the three months ended March 31, 2007, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

Information Regarding Forward-Looking Statements

In addition to the historical information contained in Part I of this Quarterly Report on Form 10-QSB, the discussion in Part I of this Quarterly Report on Form 10-QSB contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements often use words such as “believe,” “expect,” “plan,” “may,” “will,” “should,” “project,” “contemplate,” “anticipate,” “forecast,” “intend” or other words of similar meaning. You can also identify them by the fact that they do not relate strictly to historical or current facts.

Our goals, objectives, expectations and intentions, including statements regarding profitability, growth and operating strategy, liquidity, asset quality of our loan and investment portfolio, the allowance for loan losses, repayment of non-accrual loans, interest rate sensitivity, liquidity management, market risk and financial and other goals are forward looking. These statements are based on our beliefs, assumptions and on information available to us as of the date of this filing, and involve risks and uncertainties. These risks and uncertainties include, among others, those discussed in this Quarterly Report on Form 10-QSB and in our Annual Report on Form 10-KSB for the year ended December 31, 2006; the effect of rising interest rates on our profits and asset values; risks related to our intended increased focus on commercial real estate and commercial business loans; our limited recognition and reputation in our markets; adverse economic conditions in our market area; our dependence on key personnel; competitive factors within our market area; the effect of developments in technology on our business; adverse changes in the overall national economy as well as adverse economic conditions in our specific market area; adequacy of the allowance for loan losses; expenses as a result of our stock benefit plans; and changes in regulatory requirements and/or restrictive banking legislation.

Our actual results and the actual outcome of our expectations and strategies could differ materially from those discussed herein and you should not put undue reliance on any forward-looking statements. All forward-looking statements speak only as of the date of this filing, and we undertake no obligation to make any revisions to the forward-looking statements to reflect events or circumstances after the date of this filing or to reflect the occurrence of unanticipated events.

Item 3. Controls and Procedures.

As of the end of the period covered by this quarterly report on Form 10-QSB, SFSB, Inc.’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of SFSB, Inc.’s disclosure controls and procedures. Based upon that evaluation, SFSB, Inc.’s Chief Executive Officer and Chief Financial Officer concluded that SFSB, Inc.’s disclosure controls and procedures are effective as of
March 31, 2007. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by SFSB, Inc. in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

In addition, there were no changes in SFSB, Inc.’s internal control over financial reporting (as defined in Rule 13a-15 or Rule 15d-15 under the Securities Act of 1934, as amended) during the quarter ended March 31, 2007, that have materially affected, or are reasonably likely to materially affect, SFSB, Inc.’s internal control over financial reporting.

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

SFSB, Inc.

Date: May 10, 2007	By:	/s/ Philip E. Logan
Philip E. Logan, President (Principal Executive Officer)

Date: May 10, 2007	By:	/s/ Sophie T. Wittelsberger
Sophie T. Wittelsberger, Chief Financial Officer (Principal Accounting and Financial Officer)