Form 10QSB
period 2007-06-30
SFSB, Inc.
filed 2007-08-10
CIK 1303026

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______TO ___________

Commission file number: 000-51037

SFSB, INC.
(Exact name of small business issuer as specified in its charter)

United States	20-2077715
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

At August 9, 2007, there were 2,883,293 shares of the issuer’s Common Stock, par value $0.01 per share, outstanding.

Transitional Small Business Disclosure Format (Check One): Yes ☐            No ☒

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SFSB, Inc.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
	June 30, 2007	December 31, 2006
	(Dollars in thousands, except share data)
ASSETS
Cash and due from banks	$793	$881
Federal funds sold	3,585	1,970
Cash and cash equivalents	4,378	2,851

Investment securities - available for sale	8,712	8,526
Investment securities - held to maturity	4,000	4,000
Mortgage backed securities - held to maturity	2,730	3,200
Loans receivable - net of allowance for loan losses of
2007 $912; 2006 $850	143,933	147,118
Foreclosed Real Estate	1,083	—
Federal Home Loan Bank of Atlanta stock, at cost	1,821	2,098
Premises and equipment, net	5,213	5,265
Accrued interest receivable	522	560
Other assets	448	607
Total assets	$172,840	$174,225

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities
Deposits	$114,290	$111,823
Checks outstanding in excess of bank balance	654	384
Borrowings	33,500	39,000
Advance payments by borrowers for taxes and insurance	1,760	350
Other liabilities	481	303
Total liabilities	150,685	151,860

Stockholders’ Equity
Preferred stock, no par value, 1,000,000 shares authorized, none issued and outstanding	—	—
Common stock, par value $.01, 9,000,000 shares authorized, 2,975,625 shares issued at June 30, 2007 and December 31, 2006 and 2,883,293 and 2,907,759 shares outstanding at June 30, 2007 and December 31, 2006, respectively	30	30
Additional paid-in capital	12,845	12,788
Retained earnings (substantially restricted)	11,345	11,393
Unearned Employee Stock Ownership Plan shares	(1,021)	(1,050)
Treasury Stock at cost, June 30, 2007, 92,332 shares and December 31, 2006, 67,866 shares	(886)	(660)
Accumulated other comprehensive loss	(158)	(136)
Total stockholders’ equity	22,155	22,365
Total liabilities and stockholders’ equity	$172,840	$174,225

See notes to consolidated financial statements.

SFSB, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(Dollars in thousands, except for per share data)
Interest and fees on loans	$2,056	$2,026	$4,098	$4,000
Interest and dividends on investment securities	151	132	297	255
Interest on mortgage backed securities	31	40	65	83
Other interest income	85	58	165	114
Total interest income	2,323	2,256	4,625	4,452

Interest on deposits	1,149	920	2,263	1,773
Interest on short-term borrowings	108	83	257	158
Interest on long-term borrowings	263	293	524	581
Total interest expense	1,520	1,296	3,044	2,512

Net interest income	803	960	1,581	1,940
Provision for loan losses	149	24	182	38
Net interest income after provision for loan losses	654	936	1,399	1,902

Other Income
Rental income	41	40	80	79
Other income	33	15	53	34
Gain on sale of loans	31	2	39	7
Total other income	105	57	172	120

Non-Interest Expenses
Compensation and other related expenses	426	465	860	923
Occupancy expense	90	87	185	293
Advertising expense	64	46	108	72
Service bureau expense	40	37	83	78
Furniture, fixtures and equipment	31	55	65	111
Telephone, postage and delivery	19	20	38	44
Other expenses	146	189	295	343
Total non-interest expenses	816	899	1,634	1,864

(Loss) Income before income tax provision	(57)	94	(63)	158
Income tax (benefit) provision	(19)	38	(15)	66
Net (loss) income	$(38)	$56	$(48)	$92

Basic Earnings (Loss) per Share	$(0.01)	$0.02	$(0.02)	$0.03

Diluted Earnings (Loss) per Share	$(0.01)	$0.02	$(0.02)	$0.03

See notes to consolidated financial statements.

SFSB, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(Dollars in thousands)

Net (loss) income	$(38)	$56	$(48)	$92

Net unrealized loss on securities available for sale during the period (net of taxes of $(17), $(6), $(14)
and $(13))	(28)	(10)	(22)	(20)

Total Comprehensive (Loss) Income	$(66)	$46	$(70)	$72

See notes to consolidated financial statements.

SFSB, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Six Months Ended
	June 30,
	2007	2006
	(Dollars in thousands)
Cash Flows From Operating Activities
Net (loss) income	$(48)	$92
Adjustments to Reconcile Net (Loss) Income to Net Cash Provided by Operating Activities:
Non-cash compensation under stock-based compensation plans and Employee Stock Ownership Plan	87	92
Net amortization of premiums and discounts of investment securities	5	7
Amortization of deferred loan fees	(23)	(32)
Provision for loan losses	182	38
Gain on sale of loans	(39)	(7)
Loans originated for sale	(4,688)	(717)
Proceeds from loans sold	4,727	724
Provision for depreciation	116	264
Decrease (increase) in accrued interest receivable and other assets	211	(104)
Increase in accrued interest payable	6	3
Increase in other liabilities	173	8
Net Cash Provided by Operating Activities	710	368

Cash Flows from Investing Activities
Purchase of available for sale securities	(222)	(179)
Net decrease (increase) in loans	1,943	(2,050)
Principal collected on mortgage backed securities	465	708
Purchase of Federal Home Loan Bank of Atlanta stock	—	(98)
Redemption of Federal Home Loan Bank of Atlanta stock	277	—
Purchases of premises and equipment	(65)	(23)
Net Cash Provided by (Used in) Investing Activities	2,398	(1,642)

Cash Flows from Financing Activities
Net increase in deposits	2,465	344
Increase (decrease) in checks outstanding in excess of bank balance	270	(1,609)
Proceeds from long-term borrowings	5,000	6,500
Repayment of long-term borrowings	(5,000)	(6,500)
Net change in short-term borrowings	(5,500)	2,000
Increase in advance payments by borrowers for taxes and insurance	1,410	1,402
Issuance of common stock	67	—
Purchase of treasury stock	(293)	(422)
Net Cash (Used in) Provided by Financing Activities	(1,581)	1,715

Increase (decrease) in cash and cash equivalents	1,527	441
Cash and cash equivalents at beginning of period	2,851	1,342
Cash and cash equivalents at end of period	$4,378	$1,783

Supplemental Disclosures of Cash Flows Information:
Income taxes paid	$—	$165
Interest expense paid	$3,037	$2,509
Transfer of loan to foreclosed real estate	$1,083	$—

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

Slavie Bancorp, MHC, a mutual holding company whose activity is not included in the accompanying consolidated financial statements, owns 56.3% of the outstanding common stock of the Company as of June 30, 2007.

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

The foregoing consolidated financial statements in the opinion of management include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation thereof. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB. The results of operations for the six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the full year.

Note 4 - Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the appropriate period. Unearned Employee Stock Ownership Plan (“ESOP”) shares are not included in outstanding shares. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average shares outstanding as adjusted for the dilutive effect of outstanding stock options and unvested stock awards. Potential common shares related to stock options and unvested stock awards are determined based on the “treasury stock” method. Information related to the calculation of earnings (loss) per share is summarized for the three and six months ended June 30 as follows:

	Three Months Ended		Six Months Ended
	June 30, 2007		June 30, 2007
	Basic	Diluted	Basic	Diluted
	(Dollars in thousands, except per share data)

Net (loss) income	$(38)	$(38)	$(48)	$(48)

Weighted average shares outstanding	2,795	2,795	2,794	2,794

Diluted Securities
Stock Options	—	—	—	—
Unvested Stock Awards	—	—	—	—

Adjusted Weighted average shares	2,795	2,795	2,794	2,794

Per Share Amount	$(0.01)	$(0.01)	$(0.02)	$(0.02)

	Three Months Ended		Six Months Ended
	June 30, 2006		June 30, 2006
	Basic	Diluted	Basic	Diluted
	(Dollars in thousands, except per share data)

Net income	$56	$56	$92	$92

Weighted average shares outstanding	2,813	2,813	2,824	2,824

Diluted Securities
Stock Options	—	6	—	5
Unvested Stock Awards	—	3	—	3

Adjusted Weighted average shares	2,813	2,822	2,824	2,832

Per Share Amount	$0.02	$0.02	$0.03	$0.03

Note 5 - Regulatory Capital Requirements

At June 30, 2007, the Bank met each of the three minimum regulatory capital requirements. The following table summarizes the Bank’s regulatory capital position at June 30, 2007 and December 31, 2006.

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provision
	Amount	%	Amount%	%	Amount%	%
	(Dollars in thousands)
June 30, 2007
Tangible (1)	$16,800	9.70%	$2,598	1.50%	N/A	N/A
Tier I capital (2)	16,800	16.79%	N/A	N/A	$6,004	6.00%
Core (leverage) (1)	16,800	9.70%	6,928	4.00%	8,660	5.00%
Risk-weighted (2)	17,712	17.70%	8,005	8.00%	10,007	10.00%

December 31, 2006
Tangible (1)	$16,775	9.62%	$2,617	1.50%	N/A	N/A
Tier I capital (2)	16,775	16.93%	N/A	N/A	$5,944	6.00%
Core (leverage) (1)	16,775	9.62%	6,978	4.00%	8,723	5.00%
Risk-weighted (2)	17,625	17.79%	7,926	8.00%	9,907	10.00%

(1)	To adjusted total assets.
(2)	To risk-weighted assets.

Note 6 - Stock-Based Compensation

The compensation cost charged against income for stock-based compensation plans, excluding ESOP, was $30,000 and $60,000 for the three and six months ended June 30, 2007. The total income tax benefit recognized was $8,000 and $17,000 for the three and six months ended June 30, 2007. The compensation cost charged against income was $32,000 and $64,000 for the three and six months ended June 30, 2006.

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

Overview

Earnings declined to a net loss of $48,000 for the six months ended June 30, 2007 as compared to net income of $92,000 for the same period in 2006. This decrease was primarily due to an increase in interest expense as a result of an increase in deposits in an interest rate environment in which our customers are moving their funds into shorter term accounts with higher interest rates and an increase in our provision for loan losses. Interest income increased $173,000, or 3.89%, non-interest income increased $52,000, or 43.33%, and non-interest expenses decreased $230,000, or 12.34%. These improvements were offset by a $532,000, or 21.18%, increase in interest expenses and a $144,000, or 378.95%, increase our provision for loan losses.

Assets decreased during the first six months of 2007 primarily because we decreased our loan portfolio by $3,185,000, or 2.16%, to $143,933,000 at June 30, 2007 from $147,118,000 at December 31, 2006. The decrease is also the result of a decrease in mortgage backed securities held to maturity of $470,000, or 14.69%, to $2,730,000 at June 30, 2007 from $3,200,000 at December 31, 2006 and a decrease in Federal Home Loan Bank of Atlanta stock of $277,000, or 13.20%, to $1,821,000 at June 30, 2007 from $2,098,000 at December 31, 2006. These decreases were partially offset by an increase in cash and cash equivalents of $1,527,000, or 53.56%, to $4,378,000 at June 30, 2007 from $2,851,000 at December 31, 2006 and an increase in investment securities available for sale of $186,000, or 2.18%, to $8,712,000 at June 30, 2007 from $8,526,000 at December 31, 2006.

As discussed in detail in the Asset Quality section of this report, we hold a 19% participation (approximately $1,083,000 in unpaid principal balance) in an acquisition and development loan. This loan became delinquent in late 2004 and was placed on non-accrual status in late 2005. Due to unresolved land development issues with the local municipality, the borrower had been unable to sell the property. Both the principal of the borrower and the entity that owns the collateral property filed for bankruptcy in late 2006. The automatic stay that was imposed in connection with the bankruptcy filings and had prevented the sale of the property was lifted on April 10, 2007 and the property was sold at auction to the lead participating bank on May 30, 2007, requiring us to place the loan in the foreclosed real estate category. Subsequently, a real estate developer has made an offer to purchase the property and the lead participating bank accepted a letter of intent on June 26, 2007. The lead participating bank executed a contract with a 90 day feasibility study period on July 26, 2007 that would enable us to recover the carrying amount of the real estate, although there can be no assurance that this will be the case.

In addition to the acquisition and development loan mentioned above, we classified two commercial non-real estate loans as impaired in 2006. One of these commercial loans is a business line of credit to a company that ceased operations as of July 31, 2006; the other is an unsecured term loan to the principal of the same company. The company filed for Chapter 7 bankruptcy on September 26, 2006 and the borrower filed personal bankruptcy on June 28, 2007. At the end of the first quarter of 2007, in anticipation of a minimal recovery of principal on these loans, we charged down $120,000 of the original loan balances of $260,000, which were in default and fully reserved, against our provision for loan losses. A meeting of creditors was scheduled on July 26, 2007 in objection of the exemptions deadline, but the borrower is still expected to restructure the remaining debt by August 26, 2007, although there is no written agreement at this time.

To remain competitive and offer even more product line choice to our customers, we have implemented a health savings account for health care expenses and we continue to offer a seven month certificate of deposit with what we believe is an attractive interest rate.

In addition, we now offer a comprehensive and full service approach to managing finances and investing in the future. The creation of Slavie Financial Services and the addition of a certified financial planner in June 2007 enables us to bring investment guidance and financial planning expertise to our customers, while expanding our ability to provide personalized services that focus on the successful financial well being of our customers.

We continue to implement strategies formed during strategic planning meetings of the Board of Directors and the Company’s officers over the past year. In our continued efforts to boost the yield of our interest earning assets during a period of net interest margin compression, management is selling a larger percentage of the Company’s residential loan originations to facilitate our goal of increasing and diversifying the mix of commercial loans to residential loans in our portfolio. This strategy has enabled us to increase our fee income on loans sold. In February 2007, we hired an experienced commercial loan originator to further our goal of increasing the average outstanding balance of our commercial loan portfolio. In addition, we intensified our marketing strategy by offering incentives to attract new checking accounts in an effort to attain our goal of decreasing the yield on our interest bearing liabilities. Our directors, officers, management and staff remain committed in a unified effort to improve the Bank’s profitability.

Key measurements and events for the three- and six-month periods ended June 30, 2007 include the following:

•	Total assets at June 30, 2007 decreased by 0.79% to $172,840,000 as compared to $174,225,000 as of December 31, 2006.

•	Total borrowings decreased by 14.10% from $39,000,000 as of December 31, 2006 to $33,500,000 as of June 30, 2007.

•	Net loans outstanding decreased by 2.16% from $147,118,000 as of December 31, 2006 to $143,933,000 as of June 30, 2007.

•	Nonperforming assets at June 30, 2007 totaled $1,498,000 compared with a total of $1,486,000 at December 31, 2006. We believe an appropriate allowance for loan losses continues to be maintained.

•	Deposits at June 30, 2007 were $114,290,000, an increase of $2,467,000 or 2.22% from $111,823,000 at December 31, 2006.

•
We realized a net loss of $38,000 and $48,000 for the three-month and six-month periods ended June 30, 2007. This compares to net income of $56,000 and $92,000 for the three-month and six-month periods ended June 30, 2006.

•
Net interest income, our main source of income, was $803,000 and $1,581,000 during the three-month and six-month periods ended June 30, 2007 compared to $960,000 and $1,940,000 for the same period in 2006. This represents a decrease of 16.35% and 18.51% for the three months and six months ended June 30, 2007 as compared to the same period in 2006.

•
We had a commercial non-real estate loan charge-off of $120,000 and two overdraft protection loan charge-offs totaling $1,100 during the six-month period ending June 30, 2007. We had no loan charge-offs during the six-month period ending June 30, 2006.

•
Non-interest income increased by $48,000 and $52,000, or 84.21% and 43.33%, for the three-month and six-month periods ended June 30, 2007, as compared to the three-month and six-month periods ended June 30, 2006.

•
Non-interest expenses decreased by $83,000 and $230,000, or 9.23% and 12.34%, for the three-month and six-month periods ended June 30, 2007, as compared to the three- and six-month periods ended June 30, 2006. The decrease between the periods is the result of no longer carrying the occupancy expenses associated with the closing of the Edgewood branch and the decision not to increase the salary compensation of the executive officers and not to award year end bonuses to all employees.

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

Management’s judgment is inherent in the determination of the provision and allowance for loan losses, including in connection with the valuation of collateral and the financial condition of the borrower. The establishment of allowance factors is a continuing exercise and allowance factors may change over time, resulting in an increase or decrease in the amount of the provision or allowance based upon the same volume and classification of loans. Changes in allowance factors or in management’s interpretation of those factors will have a direct impact on the amount of the provision, and a corresponding effect on income and assets. Also, errors in management’s perception and assessment of the allowance factors could result in the allowance not being adequate to cover losses in the portfolio, and may result in additional provisions or charge-offs, which would adversely affect income and capital. For additional information regarding the allowance for loan losses, see “Results of Operations for the Three and Six Months Ended June 30, 2007 and 2006 - Provision for Loan Losses and Analysis of Allowance for Loan Losses.”

Results of Operations for the Three and Six Months Ended June 30, 2007 and 2006

General. Net income decreased $94,000 to a net loss of $38,000 for the three months ended June 30, 2007 compared to net income of $56,000 for the same period in the prior year. The decrease was due primarily to a $224,000 increase in interest expense and a $125,000 increase in provision for loan losses, offset by a $67,000 increase in interest income, a $48,000 increase in non-interest income and an $83,000 decrease in non-interest expenses.

Net income decreased $140,000, to a net loss of $48,000 for the six months ended June 30, 2007 compared to net income of $92,000 for the same period in the prior year. The decrease was due primarily to a $532,000 increase in interest expense and a $144,000 increase in provision for loan losses, offset by a $173,000 increase in interest income, a $230,000 decrease in non-interest expenses and a $52,000 increase in other income.

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

	Three Months Ended June 30, 2007			Three Months Ended June 30, 2006
	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate
	Dollars in Thousands			Dollars in Thousands
Interest-earning assets:
Loans receivable (1)	$144,668	$2,056	5.68%	$146,513	$2,026	5.53%
Mortgage-backed securities	2,816	31	4.40	3,932	40	4.07
Investment securities (available for sale)	8,704	113	5.19	8,272	93	4.50
Investment securities (held to maturity)	4,000	38	3.80	4,000	39	3.90
Other interest-earning assets	5,628	85	6.04	3,846	58	6.03

Total interest-earning assets	165,816	2,323	5.60%	166,563	2,256	5.42%

Non-interest earning assets	6,885			7,039
Total assets	$172,701			$173,602

Interest-bearing liabilities:
Savings deposits	$16,580	48	1.16%	$25,804	83	1.29%
Demand and NOW accounts	7,292	42	2.30	2,678	4	0.60
Certificates of deposit	88,183	1,059	4.80	81,070	833	4.11
Escrows	9	—	—	19	—	—
Borrowings	33,833	371	4.39	38,000	376	3.96
Total interest-bearing liabilities	145,897	1,520	4.17%	147,571	1,296	3.51%

Non-interest bearing liabilities	4,461			3,500

Total liabilities	150,358			151,071

Total equity (2)	22,343			22,531
Total liabilities and equity	$172,701			$173,602

Net interest income		$803			$960
Interest rate spread (3)			1.43%			1.91%
Net interest-earning assets	$19,919			$18,992
Net interest margin (4)			1.94%			2.31%
Ratio of interest earning assets to interest bearing liabilities		1.14x			1.12x

(1)	Loans receivable are net of the allowance for loan losses.
(2)	Total equity includes retained earnings and accumulated other comprehensive income (loss).
(3)	Net interest rate spread represents the difference between the average yield on interest earning assets and the average cost of interest bearing liabilities.
(4)	Net interest margin represents net interest income as a percentage of average interest earning assets.

	Six Months Ended June 30, 2007			Six Months Ended June 30, 2006
	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate
	Dollars in Thousands			Dollars in Thousands
Interest-earning assets:
Loans receivable (1)	$145,350	$4,098	5.64%	$145,488	$4,000	5.50%
Mortgage-backed securities	2,933	65	4.43	4,109	83	4.04
Investment securities (available for sale)	8,655	222	5.13	8,235	179	4.35
Investment securities (held to maturity)	4,000	75	3.75	3,999	76	3.80
Other interest-earning assets	5,460	165	6.04	4,396	114	5.19
Total interest-earning assets	166,398	4,625	5.56%	166,227	4,452	5.36%

Non-interest earning assets	6,984			7,062
Total assets	$173,382			$173,289

Interest-bearing liabilities:
Savings deposits	$16,965	95	1.12%	$26,810	174	1.30%
Demand and NOW accounts	7,253	84	2.32	2,738	8	0.58
Certificates of deposit	87,483	2,084	4.76	80,025	1,591	3.98
Escrows	7	—	—	15	—	—
Borrowings	35,250	781	4.43	38,000	739	3.89
Total interest-bearing liabilities	146,958	3,044	4.14%	147,588	2,512	3.40%

Non-interest bearing liabilities	4,048			3,121
Total liabilities	151,006			150,709

Total equity (2)	22,376			22,580
Total liabilities and equity	$173,382			$173,289

Net interest income		$1,581			$1,940
Interest rate spread (3)			1.42%			1.96%
Net interest-earning assets	$19,440			$18,639
Net interest margin (4)			1.90%			2.33%
Ratio of interest earning assets to interest bearing liabilities		1.13x			1.12x

(1)	Loans receivable are net of the allowance for loan losses.
(2)	Total equity includes retained earnings and accumulated other comprehensive income (loss).
(3)	Net interest rate spread represents the difference between the average yield on interest earning assets and the average cost of interest bearing liabilities.
(4)	Net interest margin represents net interest income as a percentage of average interest earning assets.

Net Interest Income.

Three months ended June 30, 2007 compared to three months ended June 30, 2006.

Net interest income decreased $157,000, or 16.35%, to $803,000 for the three months ended June 30, 2007 from $960,000 for the three months ended June 30, 2006. The decrease was primarily a result of a 66 basis point increase in the cost of average interest bearing liabilities, from 3.51% to 4.17%, while the yield on average interest earning assets only increased 18 basis points from 5.42% to 5.60% and the balance in average interest earning assets decreased by $747,000, or 0.45%, to $165,816,000 from $166,563,000. These were partially offset by a $1,674,000, or 1.13%, decrease in average interest bearing liabilities to $145,897,000 from $147,571,000.

Our interest rate spread decreased to 1.43% for the quarter ended June 30, 2007 from 1.91% for the quarter ended June 30, 2006, reflecting the more rapid increase in the cost of our average interest bearing liabilities as compared to the increase in the yield of our interest earning assets. Our net interest margin decreased to 1.94% from 2.31%, because the growth in average interest earning assets was not enough to offset the increase in the cost of interest bearing liabilities. The ratio of interest earning assets to interest bearing liabilities remained relatively steady at 1.14 times for the three months ended June 30, 2007 and 1.12 times for the same period in 2006.

Six months ended June 30, 2007 compared to six months ended June 30, 2006.

Net interest income decreased $359,000, or 18.51%, to $1,581,000 for the six months ended June 30, 2007 from $1,940,000 for the six months ended June 30, 2006. The decrease was primarily a result of a 74 basis point increase in the cost of average interest bearing liabilities, from 3.40% to 4.14%, while the yield on average interest earning assets only increased 20 basis points from 5.36% to 5.56%. The decrease was partially offset by a $630,000, or 0.43%, decrease in average interest bearing liabilities to $146,958,000 from $147,588,000 and an increase of $171,000, or 0.10%, in average interest earning assets to $166,398,000 from $166,227,000.

Our interest rate spread decreased to 1.42% from 1.96%, reflecting the more rapid increase in the cost of our average interest bearing liabilities as compared to the increase in the yield of our average interest earning assets. Our net interest margin decreased to 1.90% from 2.33%, because the growth in average interest earning assets was not enough to offset the increase in the cost of interest bearing liabilities. The ratio of interest earning assets to interest bearing liabilities remained relatively steady at 1.13 times for the six months ended June 30, 2007 from 1.12 times for 2006.

Interest Income.

Three months ended June 30, 2007 compared to three months ended June 30, 2006.

Interest income increased by $67,000, or 2.97%, to $2,323,000 for the three months ended June 30, 2007, from $2,256,000 for the three months ended June 30, 2006. The increase in interest income resulted primarily from increases of $30,000, or 1.48%, in interest and fee income from loans, $19,000, or 14.39%, in interest income from investment securities and $27,000, or 46.55%, in interest income from other interest earning assets (primarily consisting of interest earned on federal funds sold and Federal Home Loan Bank stock), partially offset by a decrease of $9,000, or 22.50%, in interest income from mortgage backed securities.

The increase in interest income reflects a $747,000, or 0.45%, decrease in the average balance of interest-earning assets to $165,816,000 during the quarter ended June 30, 2007 from $166,563,000 during the quarter ended June 30, 2006, and an 18 basis point increase in the yield on average interest-earning assets to 5.60% for the three months ended June 30, 2007 from 5.42% for the three months ended June 30, 2006, reflecting an increase in market interest rates.

The increase in interest income and fees on loans was due to a 15 basis point increase in the average yield on net loans receivable, offset by a $1,845,000, or 1.26% decrease in average net loans receivable, from $146,513,000 during the quarter ended June 30, 2006 to $144,668,000 during the quarter ended June 30, 2007.

The increase in interest income from other interest-earning assets (primarily federal funds sold) was due to a $1,782,000, or 46.33%, increase in average other interest-earning assets, from $3,846,000 during the quarter ended June 30, 2006 to $5,628,000 during the quarter ended June 30, 2007.

The decrease in interest income from mortgage-backed securities was primarily the result of a $1,116,000 or 28.38% decline in the average balance of mortgage-backed securities, which was partially offset by a 33 basis point increase in the yield on these securities.

Six months ended June 30, 2007 compared to six months ended June 30, 2006.

Interest income increased by $173,000, or 3.86%, to $4,625,000 for the six months ended June 30, 2007, from $4,452,000 for the six months ended June 30, 2006. The increase in interest income resulted primarily from increases of $98,000, or 2.45%, in interest and fee income from loans, $42,000, or 16.47%, in interest income from investment securities and $51,000, or 44.74%, in interest income from other interest earning assets (primarily consisting of interest earned on federal funds sold and Federal Home Loan Bank stock), partially offset by a decrease of $18,000, or 21.69%, in interest income from mortgage backed securities.

The increase in interest income reflects a $171,000, or 0.10%, increase in the average balance of interest-earning assets to $166,398,000 from $166,227,000, and a 20 basis point increase in the yield on average interest-earning assets to 5.56% for the six months ended June 30, 2007 from 5.36% for the six months ended June 30, 2006, reflecting an increase in market interest rates.

The increase in interest income and fees on loans was due to a 14 basis point increase in average yield on net loans receivable. The increase in interest income from investment securities was primarily reflective of a 78 basis point increase in the average yield and a $420,000, or 5.10%, increase in the average balance of available for sale investment securities.

The increase in interest income from other interest-earning assets (primarily federal funds sold) was due to a $1,064,000, or 24.20%, increase in average other interest-earning assets, from $4,396,000 during the six months ended June 30, 2006 to $5,460,000 during the six months ended June 30, 2007, and a 85 basis point increase in the average yield on these assets (as a result of increases in short term market interest rates).

The decrease in interest income from mortgage-backed securities was primarily the result of a $1,176,000 or 28.62% decline in the average balance of mortgage-backed securities, which was partially offset by a 39 basis point increase in the yield on these securities.

Interest Expense.

Three months ended June 30, 2007 compared to three months ended June 30, 2006.

Interest expense, which consists of interest paid on deposits and borrowings, increased by $224,000, or 17.28%, to $1,520,000 for the three months ended June 30, 2007 from $1,296,000 for the three months ended June 30, 2006. The increase in interest expense resulted from an increase in the average cost of interest-bearing liabilities, while the average balance of interest-bearing liabilities decreased slightly. The average balance of interest-bearing deposits increased to $112,055,000 during the quarter ended June 30, 2007 from $109,552,000 during the quarter ended June 30, 2006, and the average cost of deposits increased by 74 basis points as a result of increased market interest rates. The average balance of borrowings decreased to $33,833,000 during the quarter ended June 30, 2007 from $38,000,000 in the same quarter of 2006 and the average cost of borrowings increased by 43 basis points as a result of borrowing at a higher interest rate.

Six months ended June 30, 2007 compared to six months ended June 30, 2006.

Interest expense increased by $532,000, or 21.18%, to $3,044,000 for the six months ended June 30, 2007 from $2,512,000 for the six months ended June 30, 2006. The increase in interest expense resulted from an increase in the average cost of interest-bearing liabilities, while the average balance of interest-bearing liabilities decreased slightly. The average balance of deposits increased to $111,701,000 from $109,573,000 and the average cost of deposits increased by 81 basis points as a result of increased market interest rates. The average balance of borrowings decreased to $35,250,000 during the six months ended June 30, 2007 from $38,000,000 in the same period of 2006 and the average cost of borrowings increased by 54 basis points as a result of borrowing at higher interest rates.

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

Based on our evaluation of these factors, and as discussed further below, management made a provision of $149,000 and $24,000 for the three months ended June 30, 2007 and June 30, 2006, and a provision of $182,000 and $38,000 for the six months ended June 30, 2007 and June 30, 2006, respectively. There was one commercial non-real estate loan charge-off during the six-month period ended June 30, 2007 for $120,000 which is discussed below under “General Valuation Allowance on the Remainder of the Loan Portfolio.” There were no charge-offs during the six-month period ended June 30, 2006. We used the same methodology and generally similar assumptions in computing the allowance for these periods.

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

The allowance for loan losses totaled $912,000 or 0.63% of gross loans outstanding of $145,010,000 at June 30, 2007, compared to an allowance for loan losses of $512,000, or 0.35%, of gross loans outstanding of $147,439,000 at June 30, 2006. The increase to the loan loss reserve is due to the increased balance of impaired loans. As of June 30, 2007, we have specific reserves of $140,000 within the allowance for loan losses because we believe there is a substantial likelihood that we will not collect the total amount of the outstanding principal balance on two commercial non-real estate loans that are classified as impaired. In mid-July 2006, a corporate commercial loan borrower informed the Bank that it was contemplating ceasing business operations, which it did as of July 31, 2006. The principal of this company also borrowed additional funds from the Bank directly. Both of these loans were cross-guaranteed, cross-defaulted and cross-collateralized. Once the company ceased operations, the borrower and guarantor were in non-financial default on these loans, even though the loans were current as of that date. On September 11, 2006, the Bank gave written notice to the borrower and the guarantor that they had defaulted on their loan agreements. Subsequently, the company filed for Chapter 7 bankruptcy on September 26, 2006 and the borrower filed for Chapter 7 personal bankruptcy on June 28, 2007. The borrower has made a partial settlement offer, to which the Bank made a counter offer. A written agreement to restructure the remaining debt is expected by August 26, 2007, although there can be no assurance that this will be the case or that we will recover any amounts on these loans.

The following table summarizes the activity in the provision for loan losses for the three and six months ended June 30, 2007 and 2006.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(Dollars in Thousands)

Balance at beginning of period	$764	$488	$850	$474

Charge-offs	(1)	—	(120)	—
Recoveries	—	—	—	—
Net charge-offs	(1)	—	(120)	—
Provision for loan losses	149	24	182	38
Ending balance	$912	$512	$912	$512

Ratio of net charge-offs (recoveries) during the period to average loans outstanding, net, during the period	—	—	0.08%	—
Ratio of allowance for loan losses to total loans outstanding	0.63%	0.35%	0.63%	0.35%
Allowance for loan losses as a percent of total non-performing loans	219.76%	38.47%	219.76%	38.47%

Other Income.

Three months ended June 30, 2007 compared to three months ended June 30, 2006.

Historically, our non-interest income has been relatively modest and one of our strategic initiatives is to increase our non-interest income. Non-interest income increased $48,000, or 84.21%, to $105,000 for the three months ended June 30, 2007, as compared to $57,000 for the three months ended June 30, 2006. The primary reason for the increase in non-interest income is a $29,000, or 1450.00%, increase in gain on sale of loans and an $18,000, or 120.00%, increase in other income (primarily consisting of processing fees and late charges on loans, and income from checking accounts and ATM usage). Rental income from our headquarters building has remained relatively steady. While a tenant has vacated a portion of our leaseable space, the tenant continues to pay the rent due pursuant to the agreed upon rent schedule while they seek to sublet the space. As of June 30, 2007, we leased 100% of the total leaseable space in our headquarters building. We expect this figure to remain constant for the third quarter of 2007 as we do not anticipate any vacant leaseable space in our headquarters building, other than due to the tenant mentioned above.

Six months ended June 30, 2007 compared to six months ended June 30, 2006.

Non-interest income increased $52,000, or 43.33%, to $172,000 for the six months ended June 30, 2007, as compared to $120,000 for the six months ended June 30, 2006. The primary reason for the increase in non-interest income is a $32,000, or 457.14%, increase in gain on sale of loans and a $19,000, or 55.88%, increase in other income. Rental income from our headquarters building has remained relatively steady.

Non-interest Expense.

Three months ended June 30, 2007 compared to three months ended June 30, 2006.

Non-interest expense was $816,000 for the three months ended June 30, 2007 as compared to $899,000 for the three months ended June 30, 2006, a decrease of $83,000, or 9.23%. The decrease was due primarily to a $39,000, or 8.39%, decrease in compensation and related expenses, a $24,000, or 43.64%, decrease in furniture, fixtures and equipment expenses and a $43,000, or 22.75%, decrease in other expenses (primarily consisting of IT support, bank services fees, professional services fees, including legal, audit and accounting, insurance premiums and office supply expenses), partially offset by an increase of $18,000, 39.13%, in advertising expenses. The decrease in compensation expense is the result of not increasing executive officers’ salaries and of replacing departing full-time salaried employees with part-time hourly employees in the quarter ending June 30, 2007. The decrease in furniture, fixtures and equipment expenses is due to the full depreciation of items purchased in 2001 to establish our new offices in Harford County and the decrease in other expenses is the result of a decrease in legal fees as fewer legal issues have arisen as we have gained experience with the requirements of being a public company, as well as a concerted effort to reduce costs in such areas of operation as office supplies, insurance premiums and loan expenses.

Six months ended June 30, 2007 compared to six months ended June 30, 2006.

Non-interest expense was $1,634,000 for the six months ended June 30, 2007, as compared to $1,864,000 for the six months ended June 30, 2006, a decrease of $230,000 or 12.34%. The decrease was due primarily to a $108,000, or 36.86%, decrease in occupancy expenses, a $63,000, or 6.83%, decrease in compensation and related expenses, a $46,000, or 41.44%, decrease in furniture, fixtures and equipment expenses and a $48,000, or 13.99%, decrease in other expenses, partially offset by an increase of $36,000, or 50.00%, in advertising expenses. The decrease in occupancy expenses is the result of no longer carrying the costs associated with the operation of the Edgewood branch, which we closed in 2006. The decrease in compensation expenses, furniture, fixtures and equipment expenses and other expenses for the six months ended June 30, 2007 is due to the same factors as stated above for the three month period.

Income Tax Expense.

Three months ended June 30, 2007 compared to three months ended June 30, 2006.

The benefit for income taxes was $19,000 for the three months ended June 30, 2007 compared to a provision for income tax of $38,000 for the three months ended June 30, 2006, representing a $57,000, or 150.00%, decrease in the income tax provision. The benefit for income taxes was due to our loss before taxes of $57,000 for the three months ended June 30, 2007, as compared to income before taxes of $94,000 for the three months ended June 30, 2006.

Six months ended June 30, 2007 compared to six months ended June 30, 2006.

The benefit for income taxes was $15,000 for the six months ended June 30, 2007 compared to a provision for income tax of $66,000 for the six months ended June 30, 2006, representing an $81,000, or 122.73%, decrease in the income tax provision. The benefit for income taxes was due to our loss before taxes of $63,000 for the six months ended June 30, 2007, as compared to income before taxes of $158,000 for the six months ended June 30, 2006.

Analysis of Financial Condition

Assets.

General.

Our total assets decreased by $1,385,000 or 0.79%, to $172,840,000 at June 30, 2007, from $174,225,000 at December 31, 2006. The decrease in total assets resulted primarily from a $3,185,000, or 2.16% decrease in net loans receivable, from $147,118,000 at December 31, 2006 to $143,933,000 at June 30, 2007, a $470,000, or 14.69%, decrease in mortgage backed securities- held to maturity, from $3,200,000 at December 31, 2006 to $2,730,000 at June 30, 2007 and a $277,000 decrease in Federal Home Loan Bank stock, from $2,098,000 at December 31, 2006 to $1,821,000 at June 30, 2007. These decreases were offset by a $1,527,000, or 53.56% increase in cash and cash equivalents, from $2,851,000 at December 31, 2006 to $4,378,000 at June 30, 2007 and a $186,000, or 2.18% increase in investment securities - available for sale, from $8,526,000 at December 31, 2006 to $8,712,000 at June 30, 2007.

Investment Securities.

The investment portfolio at June 30, 2007 amounted to $15,442,000, a decrease of $284,000, or 1.81%, from $15,726,000 at December 31, 2006. Investment securities - available for sale, increased $186,000, or 1.01%, to $8,712,000 at June 30, 2007 from $8,526,000 at December 31, 2006, primarily as a result of dividends credited to the account. Mortgage backed securities - held to maturity, decreased $470,000, or 14.69%, to $2,730,000 at June 30, 2007 from $3,200,000 at December 31, 2006, as a result of principal repayments. As we are not continuing to purchase mortgage-backed securities, we expect continued decreases in this asset both in amount and as a percentage of our assets.

The carrying value of available for sale securities includes a net unrealized loss of $258,000 at June 30, 2007 (reflected as accumulated other comprehensive loss of $158,000 in equity after deferred taxes) as compared to a net unrealized loss of $222,000 ($136,000 net of taxes) as of December 31, 2006. In general, the increase in unrealized loss was a result of a slight decrease in the interest rate yield curve.

Loan Portfolio

Loans receivable, net, decreased $3,185,000, or 2.16%, to $143,933,000 at June 30, 2007 from $147,118,000 at December 31, 2006. The commercial loan portfolio increased $3,748,000, or 43.83%, to $12,301,000 at June 30, 2007 from $8,552,000 at December 31, 2006. One-to-four family residential loans decreased $4,965,000, or 4.22% to $112,790,000 at June 30, 2007 from $117,755,000 at December 31, 2006. The decrease is primarily due to a strategic initiative to sell a larger percentage of our residential mortgage loan originations to facilitate our goal of increasing and diversifying the mix of commercial loans to residential loans in our loan portfolio. Our loan customers are generally located in the Baltimore Metropolitan area and its surrounding counties in Maryland.

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

We hold a 19% participation (approximately $1,083,000 in unpaid principal balance) in an acquisition and development loan. This loan became delinquent in the fourth quarter of 2004 and was placed on non-accrual status in the third quarter of 2005. Due to unresolved land development issues with the local municipality, the borrower had been unable to sell the property. In mid-September 2006, the participating lenders had the collateral property docketed for foreclosure. The principal of the borrower and the entity that owns the collateral property filed bankruptcy in November 2006, which caused the cancellation of the scheduled foreclosure auction that had also been scheduled for November 2006. The automatic stay was lifted on April 10, 2007 and the participating lenders proceeded with the sale of the property at auction on May 30, 2007. The lead participating bank purchased the property at that time, requiring us to place the loan in the foreclosed real estate category. Subsequently, a real estate developer has made an offer to purchase the property and we accepted a letter of intent on June 26, 2007. An executed contract with a 90 day feasibility study period was received on July 26, 2007 that would enable us to recover the carrying amount of the real estate, although there can be no assurance that this will be the case. Prior to expiration of the 90-day feasibility period, the buyer may terminate this agreement at any time and for any reason in its sole discretion. Resolution of this matter will extend at least into the third quarter of 2007.

Real estate and other assets that we acquire as a result of foreclosure or by deed-in-lieu of foreclosure or repossession on collateral-dependent loans are classified as real estate owned or other repossessed assets until sold. Such assets are recorded at fair value less estimated selling costs at foreclosure or other repossession and updated quarterly at the lower of cost or estimated fair value less estimated selling costs. Any portion of the outstanding loan balance in excess of fair value at the time of foreclosure is charged off against the allowance for loan losses. If, upon ultimate disposition of the property, net sales proceeds exceed the net carrying value of the property, a gain on sale of real estate or other assets is recorded. As discussed above, we have one foreclosed real estate participation loan totaling $1,083,000 at June 30, 2007. We did not have a real estate owned or other repossessed assets at December 31, 2006.
Non-accrual loans totaled $415,000, or 0.29%, $1,485,000, or 1.01%, and $1,331,000, or 0.91%, of net loans receivable at June 30, 2007, December 31, 2006 and June 30, 2006, respectively.

Of the non-accrual loans at June 30, 2007, $140,000 consisted of two commercial non-real estate loans, and $275,000 consisted of a one-to-four residential mortgage loan at June 30, 2007.

Under current accounting guidelines, a loan is defined as impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due under the contractual terms of the loan agreement.  We consider one- to four-family mortgage loans and consumer installment loans to be homogeneous and, therefore, do not separately evaluate them for impairment.  All other loans are evaluated for impairment on an individual basis. We generally classify non-accrual loans as impaired and we are doing so with respect to the $1,083,000 commercial land acquisition and development participation loan as management believes that we will not be able to collect all amounts due under the contractual terms of the loan agreement.

As of June 30, 2007, we have classified two commercial non-real estate loans as impaired as was discussed in detail in the “Provision for Loan Losses and Analysis of Allowance for Loan Losses” section of this report. At the end of the first six months, in anticipation of a minimal recovery of principal on these loans, we charged a portion of the loan balances against our allowance for loan losses and we have reserved $140,000, or 100%, of the remaining balance of the loans to our allowance for loan losses. Final disposition of this matter is still pending as of the date of this report.

 Other than as disclosed in the paragraphs above, there are no other loans at June 30, 2007 about which management has serious doubts concerning the ability of the borrowers to comply with the present loan repayment terms.

Liabilities.

General.

Total liabilities decreased by $1,175,000, or 0.77%, to $150,685,000 at June 30, 2007, from $151,860,000 at December 31, 2006. The decrease in total liabilities resulted from a $5,500,000, or 14.10% decrease in borrowings, offset by increases of $2,467,000, or 2.21% in deposits, $1,410,000, or 402.86% in advance payments by borrowers for taxes and insurance and $270,000, or 70.31% in checks outstanding in excess of bank balance. The decrease in borrowings is the result of paying down the Federal Home Loan Bank advances when our liquidity is favorable. Advance payments by borrowers for taxes and insurance increased because the July 2007 semi-annual property taxes had not been paid as of  June 30, 2007. The balance in checks outstanding in excess of bank balance at the end of a period is dependent on the number and amounts of checks issued on the account at our correspondent’s bank and when such checks are presented for payment. Any excess funds are automatically transferred into an interest-earning federal funds account. Therefore, changes in checks outstanding in excess of bank balance as reflected on the balance sheet, generally, do not reflect any underlying changes in the Company’s financial condition. The other liabilities consist primarily of accrued federal and state income taxes and accrued interest on Federal Home Loan Bank borrowings.

Deposits

Deposits increased $2,467,000, or 2.21%, to $114,290,000 at June 30, 2007 from $111,823,000 at December 31, 2006. Certificates of deposits increased $2,310,000 to $88,306,000 at June 30, 2007 from $85,996,000 at December 31, 2006, and NOW and money market demand accounts increased by $461,000 to $17,196,000 at June 30, 2007 from $16,735,000 at December 31, 2006. Savings deposits decreased $304,000 to $8,788,000 at June 30, 2007 from $9,092,000 at December 31, 2006. We believe that, as deposit rates have risen, some customers are moving funds into higher-yielding investments, thus accounting for the increase in certificate of deposit and money market deposit accounts and the decline in lower rate paying core deposit accounts.

Borrowings.

At June 30, 2007, we were permitted to borrow up to $51,852,000 from the Federal Home Loan Bank of Atlanta. We had $33,500,000 and $39,000,000 of Federal Home Loan Bank advances outstanding as of June 30, 2007 and December 31, 2006, respectively, and we averaged $35,250,000 and $39,250,000 of Federal Home Loan Bank advances during the six months ended June 30, 2007 and the year ended December 31, 2006, respectively. The decrease in borrowings reflects $5,500,000 Federal Home Loan Bank advance pay downs and $25,500,000 in the rollover of advances, offset by maturing advances of $25,500,000 in the first half of 2007.

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

Our most liquid assets are cash and cash equivalents. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At June 30, 2007, cash and cash equivalents totaled $4,378,000. Securities classified as available-for-sale, which can provide additional sources of liquidity, totaled $8,712,000 at June 30, 2007. However, because all of these securities were in an unrealized loss position at June 30, 2007, and because management has the intent and ability to hold these securities until recovery or maturity, management does not consider these securities as a source of liquidity at June 30, 2007. Also, at June 30, 2007, we had advances outstanding of $33,500,000 from the Federal Home Loan Bank of Atlanta. On that date, we had the ability to borrow an additional $18,352,000.

At June 30, 2007, we had outstanding commitments to originate loans of $1,147,000 (excluding the undisbursed portions of loans). These commitments do not necessarily represent future cash requirements since certain of these instruments may expire without being funded, although this is unusual. We also extend lines of credit to customers, primarily home equity lines of credit. The borrower is able to draw on these lines as needed, thus the funding is generally unpredictable. Unused home equity lines of credit amounted to $5,425,000 at June 30, 2007. Since the majority of unused lines of credit expire without being funded, it is anticipated that our obligation to fund the above commitment amount will be substantially less than the amounts reported.

Certificates of deposit accounts scheduled to mature within one year totaled $57,393,000 or 50.22% of total deposits at June 30, 2007. Management believes that the large percentage of deposits in shorter-term certificates of deposit reflects customers’ hesitancy to invest their funds in long-term certificates of deposit in the current interest rate environment in which long-term rates are lower than short-term rates. If these deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and/or additional borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before June 30, 2008. We believe, however, that, based on past experience, a significant portion of our certificates of deposit will remain with us. We also believe we have the ability to attract and retain deposits by adjusting the interest rates offered.

Our borrowings are with the Federal Home Loan Bank of Atlanta and are secured by Federal Home Loan Bank of Atlanta stock that we own and a blanket lien on mortgages. Borrowings at June 30, 2007 consisted of $7,000,000 short term fixed rate FHLB advances bearing interest at rates ranging from 5.28% to 5.43% and $26,500,000 long term convertible rate FHLB advances with fixed interest rates ranging from 3.63% to 4.90%. If not repaid or converted to a different product, the convertible rate advances will convert from a fixed to a floating rate after the initial borrowing periods ranging from three months to five years.

Our primary investing activity is the origination of loans, primarily one- to four-family residential mortgage loans, commercial loans, and the purchase of securities. Our primary financing activity consists of activity in deposit accounts and Federal Home Loan Bank of Atlanta advances. Deposit growth has begun to outpace asset growth in recent months and the increased liquidity has been placed in a federal funds account with our correspondent bank, used to pay down borrowed funds and to fund commercial and acquisition and renovation loans. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors and other factors. We generally manage the pricing of our deposits to be competitive. Occasionally, we offer promotional rates on certain deposit products to attract deposits.

We are not aware of any known trends, events or uncertainties that will have or are reasonably likely to have a material effect on our liquidity, capital or operations, nor are we aware of any current recommendation by regulatory authorities, which if implemented, would have a material effect on liquidity, capital or operations.

Stockholders’ Equity

Total stockholders’ equity decreased $210,000, or 0.94%, to $22,155,000 at June 30, 2007 from $22,365,000 at December 31, 2006 primarily as a result of the purchase of $226,000 in additional Treasury stock and a net loss of $48,000. The net loss is primarily due to an increase in the provision for loan losses due to the expected default of two commercial non-real estate loans and an acquisition and development participation loan. We are considered “well capitalized” under the risk-based capital guidelines applicable to us.

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

Financial Instruments Whose
Contract Amount Represents	Contract Amount At
Credit Risk	June 30, 2007	December 31, 2006
	(Dollars in thousands)
Lines of credit - commercial	$1,585	$1,210
Lines of credit - home equity	5,425	5,335
Lines of credit - overdraft checking	125	118
Mortgage loan commitments	1,147	830

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

Equipment lines of credit are secured by equipment being purchased and sometimes by a blanket lien on assets of the borrower as well. Each advance is repaid over a term of three to five years and carries a variable or prevailing fixed rate of interest. We will generally advance up to 80% of the cost of the new or used equipment. These credit facilities are revolving in nature and the commitment is subject to annual reaffirmation.

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

Our outstanding commitments to make mortgages are at fixed rates ranging from 6.50% to 10.50% and 5.625% to 7.125% at June 30, 2007 and December 31, 2006, respectively. Loan commitments expire 60 days from the date of the commitment.

For the six months ended June 30, 2007, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

Item 3. Controls and Procedures

As of the end of the period covered by this quarterly report on Form 10-QSB, SFSB, Inc.’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of SFSB, Inc.’s disclosure controls and procedures. Based upon that evaluation, SFSB, Inc.’s Chief Executive Officer and Chief Financial Officer concluded that SFSB, Inc.’s disclosure controls and procedures are effective as of June 30, 2007. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by SFSB, Inc. in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

In addition, there were no changes in SFSB, Inc.’s internal control over financial reporting (as defined in Rule 13a-15 or Rule 15d-15 under the Securities Act of 1934, as amended) during the quarter ended June 30, 2007, that have materially affected, or are reasonably likely to materially affect, SFSB, Inc.’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

 The table below summarizes our repurchases of equity securities during the second quarter of 2007.

SMALL BUSINESS ISSUER PURCHASES OF SECURITIES

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that May Yet Be Purchased Under The Plans or Programs(1)
April 1 - 30, 2007	0	n/a	0	42,151

May 1 -31, 2007	0	n/a	0	42,151

June 1 - 30, 2007	31,756	$9.22	31,756	10,395

Total Second Quarter	31,756	$9.22	31,756	10,395

(1)
On November 21, 2005, our board of directors adopted a stock repurchase program to acquire up to 53,561 shares, or approximately 4% of our outstanding common stock held by persons other than Slavie Bancorp, MHC. On May 10, 2006, our board of directors approved the repurchase of up to an additional 66,951 shares, or approximately 5% of our outstanding common stock held by persons other than Slavie Bancorp, MHC. On August 6, 2007, our board of directors approved the repurchase of up to an additional 62,334 shares, or approximately 5% of our outstanding common stock held by persons other than Slavie Bancorp, MHC. Stock purchases are made from time to time in the open market at the discretion of management. The repurchase program is dependent upon market conditions and other applicable legal requirements. As of June 30, 2007, SFSB, Inc. had repurchased 56,556 shares on the open market at an average cost of $9.48 per share to fund a stock-based compensation plan. In accordance with the terms of the stock repurchase program, as approved by the board, we are authorized to purchase an additional 10,395 shares at June 30, 2007 and an aggregate of 72,729 shares as of the date of this filing.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Submission of Matters to a Vote of Securities Holders.

(a) SFSB, Inc. held its annual meeting of stockholders on May 17, 2007.

(b) At the annual meeting, Thomas J. Drechsler and Charles E. Wagner, Jr. were elected to serve a three-year term expiring upon the date of SFSB, Inc.’s 2010 Annual Meeting. The term of office of the following directors continued after the meeting: J. Benson Brown, Philip E. Logan, Robert M. Stahl IV, and James D. Wise.

(c) 1. The following individuals were nominees for the Board of Directors for a term to expire at the 2010 annual meeting of stockholders. The number of votes for or withheld for each nominee is as follows:

	For	Withheld	Total
Thomas J. Drechsler	2,810,871	57,950	2,868,821
Charles E. Wagner, Jr.	2,810,871	57,950	2,868,821

2. The ratification of the appointment of Beard Miller Company LLP as independent public accountants to audit the financial statements of SFSB, Inc. for 2007:

For	Against	Abstain	Broker Non-Votes	Total
2,844,021	23,300	1,500	0	2,868,821

Item 5. Other Information.

None.

Item 6. Exhibits.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SFSB, Inc.

Date: August 9, 2007	By:	/s/ Philip E. Logan
Philip E. Logan, President
(Principal Executive Officer)

Date: August 9, 2007	By:	/s/ Sophie T. Wittelsberger
Sophie Torin Wittelsberger, Chief Financial Officer
(Principal Accounting and Financial Officer)