Form 10QSB
period 2007-09-30
SFSB, Inc.
filed 2007-11-05
CIK 1303026

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___________ TO ___________

Commission file number: 000-51037

SFSB, INC.
(Exact name of small business issuer as specified in its charter)

United States	20-2077715
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

At November 5, 2007, there were 2,874,874 shares of the issuer’s Common Stock, par value $0.01 per share, outstanding.

Transitional Small Business Disclosure Format (Check One): Yes ☐  No ☒

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SFSB, Inc.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	September 30, 2007	December 31, 2006
	(Dollars in thousands, except share data)
ASSETS
Cash and due from banks	$640	$881
Federal funds sold	901	1,970
Cash and cash equivalents	1,541	2,851

Investment securities - available for sale	8,819	8,526
Investment securities - held to maturity	3,000	4,000
Mortgage backed securities - held to maturity	2,474	3,200
Loans receivable - net of allowance for loan losses of
2007 $937; 2006 $850	146,164	147,118
Foreclosed Real Estate	1,083	-
Federal Home Loan Bank of Atlanta stock, at cost	1,821	2,098
Premises and equipment, net	5,159	5,265
Accrued interest receivable	581	560
Other assets	450	607

Total assets	$171,092	$174,225

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities
Deposits	$114,685	$111,823
Checks outstanding in excess of bank balance	1,439	384
Borrowings	31,500	39,000
Advance payments by borrowers for taxes and insurance	664	350
Other liabilities	720	303

Total liabilities	149,008	151,860

Stockholders’ Equity
Preferred stock, no par value, 1,000,000 shares authorized, none issued and outstanding	-	-
Common stock, par value $.01, 9,000,000 shares authorized, 2,975,625 shares issued at September 30, 2007 and December 31, 2006 and 2,874,874 and 2,907,759 shares outstanding at September 30, 2007 and December 31, 2006, respectively	30	30
Additional paid-in capital	12,800	12,788
Retained earnings (substantially restricted)	11,371	11,393
Unearned Employee Stock Ownership Plan shares	(1,006)	(1,050)
Treasury Stock at cost, September 30, 2007, 100,751 shares and December 31, 2006, 67,866 shares	(947)	(660)
Accumulated other comprehensive loss	(164)	(136)
Total stockholders’ equity	22,084	22,365
Total liabilities and stockholders’ equity	$171,092	$174,225

See notes to consolidated financial statements.

SFSB, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(Dollars in thousands, except for per share data)
Interest and fees on loans	$2,130	$2,080	$6,228	$6,080
Interest and dividends on investment securities	149	140	446	395
Interest on mortgage backed securities	29	39	94	122
Other interest income	59	45	224	159

Total interest income	2,367	2,304	6,992	6,756

Interest on deposits	1,201	998	3,464	2,771
Interest on short-term borrowings	78	119	335	277
Interest on long-term borrowings	271	299	795	880

Total interest expense	1,550	1,416	4,594	3,928

Net interest income	817	888	2,398	2,828
Provision for loan losses	26	302	208	340
Net interest income after provision for loan
losses	791	586	2,190	2,488

Other Income
Rental income	41	35	121	114
Other income	46	19	99	53
Gain on sale of loans	18	1	57	8

Total other income	105	55	277	175

Non-Interest Expenses
Compensation and other related expenses	455	462	1,315	1,385
Occupancy expense	93	93	278	386
Advertising expense	39	47	147	119
Service bureau expense	41	42	124	120
Furniture, fixtures and equipment	33	50	98	161
Telephone, postage and delivery	22	20	60	64
Other expenses	165	155	460	498

Total non-interest expenses	848	869	2,482	2,733

Income (Loss) before income tax provision	48	(228)	(15)	(70)
Income tax (benefit) provision	21	(86)	6	(20)

Net income (loss)	$27	$(142)	$(21)	$(50)
Basic Earnings (Loss) per Share	$0.01	$(0.05)	$(0.01)	$(0.02)
Diluted Earnings (Loss) per Share	$0.01	$(0.05)	$(0.01)	$(0.02)

See notes to consolidated financial statements.

SFSB, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(Dollars in thousands)
Net income (loss)	$27	$(142)	$(21)	$(50)

Net unrealized (loss) gain on securities
available for sale during the period
(net of taxes of $(4), $13, ($17) and $0)	(5)	21	(27)	1

Total Comprehensive Income (Loss)	$22	$(121)	$(48)	$(49)

See notes to consolidated financial statements.

SFSB, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	2007	2006
	(Dollars in thousands)
Cash Flows From Operating Activities
Net loss	$(21)	$(50)
Adjustments to Reconcile Net Loss to Net Cash
Provided by Operating Activities:
Non-cash compensation under stock-based compensation plans
and Employee Stock Ownership Plan	129	173
Net amortization of premiums and discounts of investment securities	9	11
Amortization of deferred loan fees	(53)	(45)
Provision for loan losses	208	340
Gain on sale of loans	(57)	(8)
Loans originated for sale	(6,871)	(1,510)
Proceeds from loans sold	6,928	1,518
Provision for depreciation	175	340
Decrease (increase) in accrued interest receivable
and other assets	152	(190)
Increase in accrued interest payable	4	10
Increase in other liabilities	414	9
Net Cash Provided by Operating Activities	1,017	598

Cash Flows from Investing Activities
Purchase of available for sale securities	(339)	(281)
Proceeds from redemption of held to maturity securities	1,000	-
Net increase in loans	(284)	(6,269)
Principal collected on mortgage backed securities	717	1,033
Purchase of Federal Home Loan Bank of Atlanta stock	-	(278)
Redemption of Federal Home Loan Bank of Atlanta stock	277	-
Purchases of premises and equipment	(69)	(55)
Net Cash Provided by (Used in) Investing Activities	1,302	(5,850)

Cash Flows from Financing Activities
Net increase in deposits	2,862	81
Increase (decrease) in checks outstanding in excess of bank balance	1,055	(845)
Proceeds from long-term borrowings	10,000	6,500
Repayment of long-term borrowings	(10,000)	(6,500)
Net change in short-term borrowings	(7,500)	6,000
Increase in advance payments by borrowers for taxes and insurance	314	485
Issuance of common stock	67	-
Purchase of treasury stock	(427)	(422)
Net Cash (Used in) Provided by Financing Activities	(3,629)	5,299

(Decrease) increase in cash and cash equivalents	(1,310)	47
Cash and cash equivalents at beginning of year	2,851	1,342
Cash and cash equivalents at end of period	$1,541	$1,389
Supplemental Disclosures of Cash Flows Information:
Income taxes paid	$-	$230
Interest expense paid	$4,589	$3,918
Transfer of loan to foreclosed real estate	$1,083	$-

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

Slavie Bancorp, MHC, a mutual holding company whose activity is not included in the accompanying consolidated financial statements, owns 56.9% of the outstanding common stock of the Company as of September 30, 2007.

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

The foregoing consolidated financial statements in the opinion of management include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation thereof. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006. The results of operations for the nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the full year.

Note 4 - Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the appropriate period. Unearned Employee Stock Ownership Plan (“ESOP”) shares are not included in outstanding shares. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average shares outstanding as adjusted for the dilutive effect of outstanding stock options and unvested stock awards. Potential common shares related to stock options and unvested stock awards are determined based on the “treasury stock” method. Information related to the calculation of earnings (loss) per share is summarized for the three and nine months ended September 30, 2007 and 2006 as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2007		September 30, 2007
	Basic	Diluted	Basic	Diluted
	(In thousands, except for per share data)

Net income (loss)	$27	$27	$(21)	$(21)

Weighted average shares outstanding	2,704	2,704	2,722	2,722

Diluted Securities
Stock Options	-	-	-	-
Unvested Stock Awards	-	-	-	-

Adjusted Weighted average shares	2,704	2,704	2,722	2,722

Per Share Amount	$0.01	$0.01	$(0.01)	$(0.01)

	Three Months Ended		Nine Months Ended
	September 30, 2006		September 30, 2006
	Basic	Diluted	Basic	Diluted
	(In thousands, except for per share data)

Net loss	$(142)	$(142)	$(50)	$(50)

Weighted average shares outstanding	2,815	2,815	2,819	2,819

Diluted Securities
Stock Options	-	-	-	-
Unvested Stock Awards	-	-	-	-

Adjusted Weighted average shares	2,815	2,815	2,819	2,819

Per Share Amount	$(0.05)	$(0.05)	$(0.02)	$(0.02)

Note 5 - Regulatory Capital Requirements

At September 30, 2007, the Bank met each of the three minimum regulatory capital requirements. The following table summarizes the Bank’s regulatory capital position at September 30, 2007 and December 31, 2006.

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provision
	Amount	%	Amount	%	Amount	%
			(Dollars in thousands)
September 30, 2007
Tangible (1)	$16,790	9.79%	$2,572	1.50%	N/A	N/A
Tier I capital (2)	16,790	16.29%	N/A	N/A	$6,186	6.00%
Core (leverage) (1)	16,790	9.79%	6,860	4.00%	8,575	5.00%
Risk-weighted (2)	17,727	17.19%	8,248	8.00%	10,310	10.00%

December 31, 2006
Tangible (1)	$16,775	9.62%	$2,617	1.50%	N/A	N/A
Tier I capital (2)	16,775	16.93%	N/A	N/A	$5,944	6.00%
Core (leverage) (1)	16,775	9.62%	6,978	4.00%	8,723	5.00%
Risk-weighted (2)	17,625	17.79%	7,926	8.00%	9,907	10.00%

(1) To adjusted total assets.

(2) To risk-weighted assets.

Note 6 - Stock-Based Compensation

The compensation cost charged against income for stock-based compensation plans, excluding ESOP, was $30,000 and $89,000, for the three and nine months ended September 30, 2007. The total income tax benefit recognized was $8,000 and $25,000 for the three and nine months ended September 30, 2007. The compensation cost charged against income for stock-based compensation plans, excluding ESOP, was $67,000 and $131,000 for the three and nine months ended September 30, 2006. The total income tax benefit recognized was $9,000 and $28,000 for the three and nine months ended September 30, 2006.

Note 7 - Reclassification

Certain amounts in the 2006 consolidated financial statements have been reclassified to conform to the 2007 presentation.

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

Overview

Earnings reflected a net loss of $21,000 for the nine months ended September 30, 2007 as compared to net loss of $50,000 for the same period in 2006. This improvement was primarily due to an increase in interest income as a result of an increase in higher yielding commercial loan originations and an increase in gain on sale of loans as a result of selling residential loan originations, as well as a decrease in non-interest expenses. These increases were partially offset by an increase in interest expense as a result of an increase in deposits in an interest rate environment in which our customers are moving their funds into shorter term accounts with higher interest rates. Interest income increased $236,000, or 3.49%, non-interest income increased $102,000, or 58.29%, our provision for loan losses decreased $132,000, or 38.82% and non-interest expenses decreased $251,000, or 9.18%. These improvements were offset by a $666,000, or 16.96%, increase in interest expenses.

Assets declined during the first nine months of 2007 primarily because of our use of cash to repay $7,500,000 of borrowings. The decrease is also the result of a decrease in cash and cash equivalents of $1,310,000, or 45.95%, to $1,541,000 at September 30, 2007 from $2,851,000 at December 31, 2006, a decrease in mortgage backed securities held to maturity of $726,000, or 22.69%, to $2,474,000 at September 30, 2007 from $3,200,000 at December 31, 2006, and a decrease in investment securities held to maturity of $1,000,000, or 25.00%, to $3,000,000 at September 30, 2007 from $4,000,000 at December 31, 2006. These decreases were partially offset by an increase in investment securities available for sale of $293,000, or 3.44%, to $8,819,000 at September 30, 2007 from $8,526,000 at December 31, 2006.

As discussed in the Asset Quality section of this report, we hold a 19% participation (approximately $1,083,000 in unpaid principal balance) in an acquisition and development loan.  This loan is a foreclosed real estate participation loan. Recently, a real estate developer has made an offer to purchase the property and the lead participating bank accepted a letter of intent on June 26, 2007. The lead participating bank executed a contract with a 90 day feasibility study period on July 26, 2007, which was extended to expire on November 15, 2007. With a pending settlement by year end, we expect to recover the carrying amount of the real estate, although there can be no assurance that this will be the case. Additionally, a $100,000 business line of credit loan, restructured in the third quarter of 2007, is classified as impaired, because we believe that there is a substantial likelihood that we will not collect the total amount of the outstanding principal balance on this loan.

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

Key measurements and events for the three- and nine-month periods ended September 30, 2007 include the following:

•	Total assets at September 30, 2007 decreased by 1.80% to $171,092,000 as compared to $174,225,000 as of December 31, 2006.

•	Total borrowings decreased by 19.23% from $39,000,000 as of December 31, 2006 to $31,500,000 as of September 30, 2007.

•	Net loans outstanding decreased by 0.65% from $147,118,000 as of December 31, 2006 to $146,164,000 as of September 30, 2007.

•
Nonperforming loans and foreclosed real estate at September 30, 2007 remained relatively unchanged at $1,487,000 compared with a total of $1,486,000 at December 31, 2006. We believe an appropriate allowance for loan losses continues to be maintained.

•	Deposits at September 30, 2007 were $114,685,000, an increase of $2,862,000 or 2.56% from $111,823,000 at December 31, 2006.

•
We realized net income of $27,000 and a net loss of $21,000 for the three-month and nine-month periods ended September 30, 2007. This compares to a net loss of $142,000 and $50,000 for the three-month and nine-month periods ended September 30, 2006.

•
Net interest income, our main source of income, was $817,000 and $2,398,000 during the three-month and nine-month periods ended September 30, 2007 compared to $888,000 and $2,828,000 for the same periods in 2006. This represents a decrease of 8.00% and 15.21% for the three months and nine months ended September 30, 2007 as compared to the same periods in 2006.

•
We had a commercial non-real estate loan charge-off of $120,000 and three overdraft protection loan charge-offs totaling $2,000 during the nine-month period ending September 30, 2007. We had no loan charge-offs during the nine-month period ending September 30, 2006.

•
Non-interest income increased by $50,000 and $102,000, or 90.91% and 58.29%, for the three-month and nine-month periods ended September 30, 2007, as compared to the three-month and nine-month periods ended September 30, 2006. The increase between the periods is primarily the result of an increased gain on sale of loans.

•
Non-interest expenses decreased by $21,000 and $251,000, or 2.42% and 9.18%, for the three-month and nine-month periods ended September 30, 2007, as compared to the three- and nine-month periods ended September 30, 2006. The decrease between the periods is the result of no longer carrying the occupancy expenses associated with the closing of the Edgewood branch and the decision not to award year end bonuses to all employees.

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

Management’s judgment is inherent in the determination of the provision and allowance for loan losses, including in connection with the valuation of collateral and the financial condition of the borrower. The establishment of allowance factors is a continuing exercise and allowance factors may change over time, resulting in an increase or decrease in the amount of the provision or allowance based upon the same volume and classification of loans. Changes in allowance factors or in management’s interpretation of those factors will have a direct impact on the amount of the provision, and a corresponding effect on income and assets. Also, errors in management’s perception and assessment of the allowance factors could result in the allowance not being adequate to cover losses in the portfolio, and may result in additional provisions or charge-offs, which would adversely affect income and capital. For additional information regarding the allowance for loan losses, see “Results of Operations for the Three and Nine Months Ended September 30, 2007 and 2006 - Provision for Loan Losses and Analysis of Allowance for Loan Losses.”

Results of Operations for the Three and Nine Months Ended September 30, 2007 and 2006

General. Net income increased $169,000 to a net income of $27,000 for the three months ended September 30, 2007 compared to a net loss of $142,000 for the same period in the prior year. The increase was due primarily to a $276,000 decrease in provision for loan losses, a $63,000 increase in interest income, a $50,000 increase in non-interest income and a $21,000 decrease in non-interest expenses, offset by a $134,000 increase in interest expense.

Net income increased $29,000, to a net loss of $21,000 for the nine months ended September 30, 2007 compared to net loss of $50,000 for the same period in the prior year. The increase was due primarily to a $236,000 increase in interest income, a $102,000 increase in non-interest income, a $132,000 decrease in provision for loan losses, and a $251,000 decrease in non-interest expenses, offset by a $666,000 increase in interest expense.

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

	Three Months Ended September 30, 2007			Three Months Ended September 30, 2006
	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate
	(Dollars in thousands)			(Dollars in thousands)
Interest-earning assets:
Loans receivable(1)	$145,331	$2,130	5.86%	$149,409	$2,080	5.57%
Mortgage-backed securities	2,557	29	4.54	3,584	39	4.35
Investment securities (available for sale)	8,787	117	5.33	8,389	102	4.86
Investment securities (held to maturity)	3,333	32	3.84	4,000	38	3.80
Other interest-earning assets	3,210	59	7.35	2,580	45	6.98

Total interest-earning assets	163,218	2,367	5.80%	167,962	2,304	5.49%

Non-interest earning assets	7,920			7,069

Total assets	$171,138			$175,031

Interest-bearing liabilities:
Savings deposits	$15,687	$38	0.97%	$20,314	$62	1.22%
Demand and NOW accounts	7,507	59	3.14	4,849	16	1.32
Certificates of deposit	90,696	1,104	4.87	82,892	920	4.44
Escrows	3	-	-	7	-	-
Borrowings	32,167	349	4.34	40,666	418	4.11
Total interest-bearing liabilities	146,060	1,550	4.24%	148,728	1,416	3.81%

Non-interest bearing liabilities	2,964			3,729

Total liabilities	149,024			152,457

Total equity(2)	22,114			22,574
Total liabilities and equity	$171,138			$175,031

Net interest income		$817			$888
Interest rate spread(3)			1.56%			1.68%
Net interest-earning assets	$17,158			$19,234
Net interest margin(4)			2.00%			2.11%
Ratio of interest earning assets to interest bearing liabilities		1.12x			1.12x

(1)	Loans receivable are net of the allowance for loan losses.

(2)	Total equity includes retained earnings and accumulated other comprehensive income (loss).

(3)	Net interest rate spread represents the difference between the average yield on interest earning assets and the average cost of interest bearing liabilities.

(4)	Net interest margin represents net interest income as a percentage of average interest earning assets.

	Nine Months Ended September 30, 2007				Nine Months Ended September 30, 2006
	Average Outstanding Balance	Interest Earned/ Paid		Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid		Yield/ Rate
	(Dollars in thousands)				(Dollars in thousands)
Interest-earning assets:
Loans receivable(1)	$145,344	$6,228		5.71%	$146,795	$6,080		5.52%
Mortgage-backed securities	2,807	94		4.45	3,934	122		4.14
Investment securities (available for sale)	8,699	339		5.20	8,286	281		4.53
Investment securities (held to maturity)	3,778	107		3.79	4,000	114		3.80
Other interest-earning assets	4,710	224		6.35	3,790	159		5.59

Total interest-earning assets	165,338	6,992		5.64%	166,805	6,756		5.40%

Non-interest earning assets	7,296				7,065

Total assets	$172,634				$173,870

Interest-bearing liabilities:
Savings deposits	$16,539	$133		1.07%	$24,645	$236		1.28%
Demand and NOW accounts	7,337	143		2.60	3,441	24		0.93
Certificates of deposit	88,554	3,188		4.80	80,981	2,511		4.13
Escrows	6	-		-	12	-		-
Borrowings	34,222	1,130		4.40	38,889	1,157		3.97
Total interest-bearing liabilities	146,658	4,594		4.18%	147,968	3,928		3.54%

Non-interest bearing liabilities	3,687				3,324

Total liabilities	150,345				151,292

Total equity(2)	22,289				22,578
Total liabilities and equity	$172,634				$173,870

Net interest income		$2,398				$2,828
Interest rate spread(3)				1.46%				1.86%
Net interest-earning assets	$18,680				$18,837
Net interest margin(4)				1.93%				2.28%
Ratio of interest earning assets to interest bearing liabilities		1.13	x			1.13	x

(1)	Loans receivable are net of the allowance for loan losses.

(2)	Total equity includes retained earnings and accumulated other comprehensive income (loss).

(3)	Net interest rate spread represents the difference between the average yield on interest earning assets and the average cost of interest bearing liabilities.

(4)	Net interest margin represents net interest income as a percentage of average interest earning assets.

Net Interest Income.

Three months ended September 30, 2007 compared to three months ended September 30, 2006.

Net interest income decreased $71,000, or 8.00%, to $817,000 for the three months ended September 30, 2007 from $888,000 for the three months ended September 30, 2006. The decrease was primarily a result of a 43 basis point increase in the cost of average interest bearing liabilities, from 3.81% to 4.24%, while the yield on average interest earning assets only increased 31 basis points from 5.49% to 5.80% and the balance of average interest earning assets decreased by $4,744,000, or 2.82%, to $163,218,000 from $167,962,000. These factors, serving to reduce net interest income, were partially offset by a $2,668,000, or 1.79%, decrease in the balance of average interest bearing liabilities to $146,060,000 from $148,728,000.

Our interest rate spread decreased to 1.56% for the quarter ended September 30, 2007 from 1.68% for the quarter ended September 30, 2006, reflecting the more rapid increase in the cost of average interest bearing liabilities as compared to the increase in the yield of average interest earning assets. Our net interest margin decreased to 2.00% from 2.11%, because the higher yield on average interest earning assets was not enough to offset the increase in the cost of our average interest bearing liabilities. The ratio of interest earning assets to interest bearing liabilities remained steady at 1.12 times for the three months ended September 30, 2007 and September 30, 2006.

Nine months ended September 30, 2007 compared to nine months ended September 30, 2006.

Net interest income decreased $430,000, or 15.21%, to $2,398,000 for the nine months ended September 30, 2007 from $2,828,000 for the nine months ended September 30, 2006. The decrease was primarily a result of a 64 basis point increase in the cost of average interest bearing liabilities, from 3.54% to 4.18%, while the yield on average interest earning assets only increased 24 basis points from 5.40% to 5.64% and the balance in average interest earning assets decreased by $1,467,000, or 0.88%, to $165,338,000 from $166,805,000. The decrease was partially offset by a $1,310,000, or 0.89%, decrease in average interest bearing liabilities to $146,658,000 from $147,968,000.

Our interest rate spread decreased to 1.46% from 1.86%, reflecting the more rapid increase in the cost of our average interest bearing liabilities as compared to the increase in the yield of our average interest earning assets. Our net interest margin decreased to 1.93% from 2.28%, because the growth in average interest earning assets was not enough to offset the increase in the cost of average interest bearing liabilities. The ratio of interest earning assets to interest bearing liabilities remained steady at 1.13 times for the nine months ended September 30, 2007 and September 30, 2006.

  Interest Income.

Three months ended September 30, 2007 compared to three months ended September 30, 2006.

Interest income increased by $63,000, or 2.73%, to $2,367,000 for the three months ended September 30, 2007, from $2,304,000 for the three months ended September 30, 2006. The increase in interest income resulted primarily from increases of $50,000, or 2.40%, in interest and fee income from loans, $9,000, or 6.43%, in interest income from investment securities and $14,000, or 31.11%, in interest income from other interest earning assets (primarily consisting of interest earned on federal funds sold and Federal Home Loan Bank stock), partially offset by a decrease of $10,000, or 25.64%, in interest income from mortgage backed securities.

The increase in interest income reflects a $4,744,000, or 2.82%, decrease in the balance of average interest-earning assets to $163,218,000 during the quarter ended September 30, 2007 from $167,962,000 during the quarter ended September 30, 2006, and a 31 basis point increase in the yield on average interest-earning assets to 5.80% for the three months ended September 30, 2007 from 5.49% for the three months ended September 30, 2006, reflecting an increase in market interest rates.

The increase in interest and fees on loans was due to a 29 basis point increase in the average yield on net loans receivable, offset by a $4,078,000, or 2.73% decrease in the average balance of net loans receivable, from $149,409,000 during the quarter ended September 30, 2006 to $145,331,000 during the quarter ended September 30, 2007.

The increase in interest income from other interest-earning assets (federal funds sold and Federal Home Loan Bank stock) was due to a $630,000, or 24.42%, increase in the average balance of other interest-earning assets, from $2,580,000 during the quarter ended September 30, 2006 to $3,210,000 during the quarter ended September 30, 2007.

The decrease in interest income from mortgage-backed securities was primarily the result of a $1,027,000 or 28.66% decline in the average balance of mortgage-backed securities, which was partially offset by a 19 basis point increase in the average yield on these securities.

Nine months ended September 30, 2007 compared to nine months ended September 30, 2006.

Interest income increased by $236,000, or 3.49%, to $6,992,000 for the nine months ended September 30, 2007, from $6,756,000 for the nine months ended September 30, 2006. The increase in interest income resulted primarily from increases of $148,000, or 2.43%, in interest and fee income from loans and $51,000, or 12.91%, in interest income from investment securities, and a $65,000, or 40.88%, in interest income from other interest earning assets (primarily consisting of interest earned on federal funds sold and Federal Home Loan Bank stock), partially offset by a decrease of $28,000, or 22.95%, in interest income from mortgage backed securities.

The increase in interest income reflects a 24 basis point increase in the yield on average interest-earning assets to 5.64% for the nine months ended September 30, 2007 from 5.40% for the nine months ended September 30, 2006, reflecting an increase in market interest rates.

The increase in interest income and fees on loans was due to a 19 basis point increase in the average yield on net loans receivable. The increase in interest income from investment securities was primarily reflective of a 67 basis point increase in the average yield and a $413,000, or 4.98%, increase in the average balance of available for sale investment securities.

The increase in interest income from other interest earning assets (federal funds sold and Federal Home Loan Bank stock) was due to a $920,000, or 24.27% increase in the average balance of other interest earning assets, from $3,790,000 during the nine months ended September 30, 2006 to $4,710,000 during the nine months ended September 30, 2007, and a 76 basis point increase in the average yield on these assets (as a result of increases in short term market interest rates).

The decrease in interest income from mortgage-backed securities was primarily the result of a $1,127,000 or 28.65% decline in the average balance of mortgage-backed securities, which was partially offset by a 31 basis point increase in the average yield on these securities.

Interest Expense.

Three months ended September 30, 2007 compared to three months ended September 30, 2006.

Interest expense, which consists of interest paid on deposits and borrowings, increased by $134,000, or 9.46%, to $1,550,000 for the three months ended September 30, 2007 from $1,416,000 for the three months ended September 30, 2006. The increase in interest expense resulted from an increase in the cost of average interest-bearing liabilities, while the balance of average interest-bearing liabilities decreased slightly. The average balance of interest-bearing deposits increased to $113,890,000 during the quarter ended September 30, 2007 from $108,055,000 during the quarter ended September 30, 2006, and the average cost of deposits increased by 53 basis points as a result of increased market interest rates. The average balance of borrowings decreased to $32,167,000 during the quarter ended September 30, 2007 from $40,666,000 in the same quarter of 2006 and the average cost of borrowings increased by 23 basis points as a result of borrowing at a higher interest rate.

Nine months ended September 30, 2007 compared to nine months ended September 30, 2006.

Interest expense increased by $666,000, or 16.96%, to $4,594,000 for the nine months ended September 30, 2007 from $3,928,000 for the nine months ended September 30, 2006. The increase in interest expense resulted from an increase in the average balance of deposits and the cost of average interest-bearing liabilities, while the balance of average interest-bearing liabilities decreased slightly. The average balance of deposits increased to $112,430,000 from $109,067,000 and the average cost of deposits increased by 72 basis points as a result of increased market interest rates. The average balance of borrowings decreased to $34,222,000 during the nine months ended September 30, 2007 from $38,889,000 in the same period of 2006 and the average cost of borrowings increased by 43 basis points as a result of borrowings at higher interest rates.

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

Based on our evaluation of these factors, and as discussed further below, management made a provision of $26,000 and $302,000 for the three months ended September 30, 2007 and September 30, 2006, and a provision of $208,000 and $340,000 for the nine months ended September 30, 2007 and September 30, 2006, respectively. There was one commercial non-real estate loan charge-off during the nine-month period ended September 30, 2007 which is discussed below under “General Valuation Allowance on the Remainder of the Loan Portfolio.” We also had three overdraft protection loans charge-offs totaling $2,000 during the nine-month period ended September 30, 2007. There were no charge-offs during the nine-month period ended September 30, 2006. We used the same methodology and generally similar assumptions in computing the allowance for these periods.

We have developed a methodology for assessing the adequacy of the allowance for loan losses. Our methodology consists of three key elements: (1) specific allowances for identified problem loans, primarily collateral-dependent; (2) a general valuation allowance on certain identified problem loans; and (3) a general valuation allowance on the remainder of the loan portfolio.

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

We also review and establish, if necessary, an allowance for impaired loans for the amounts by which the discounted cash flows (or collateral value or observable market price) are lower than the carrying value of the loan. Under current accounting guidelines, a loan is defined as impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts when due under the contractual terms of the loan agreement.

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

The allowance for loan losses totaled $937,000 or 0.64% of gross loans outstanding of $147,556,000 at September 30, 2007, compared to an allowance for loan losses of $814,000 or 0.54% of gross loans outstanding of $151,575,000 at September 30, 2006. The increase to the loan loss reserve is due to the increased commercial loan balances, which historically create a mix of riskier loan products. As of September 30, 2007, we have specific reserves of $100,000 within the allowance for loan losses because we believe there is a substantial likelihood that we will not collect the total amount of the outstanding principal balance on a commercial non-real estate loan that is classified as impaired. The corporate commercial loan borrower filed Chapter 7 corporate bankruptcy in the third quarter of 2006 and filed Chapter 7 personal bankruptcy in the second quarter of 2007. We restructured the remaining debt to facilitate repayment of the loan in the third quarter of 2007.

The following table summarizes the activity in the provision for loan losses for the three and nine months ended September 30, 2007 and 2006.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(Dollars in Thousands)
Balance at beginning of period	$912	$512	$850	$474

Charge-offs	(1)	-	(121)	-
Recoveries	-	-	-	-
Net Charge-offs	(1)	-	(121)	-
Provision for loan losses	26	302	208	340

Ending balance	$937	$814	$937	$814

Ratio of net charge-offs (recoveries) during the period to average loans outstanding, net, during the period	-	-	0.08%	-
Ratio of allowance for loan losses to total loans outstanding	0.64%	0.54%	0.64%	0.54%
Allowance for loan losses as a percent of total non-performing loans	62.55%	71.59%	62.55%	71.59%

Other Income.

Three months ended September 30, 2007 compared to three months ended September 30, 2006.

Historically, our non-interest income has been relatively modest and one of our strategic initiatives is to increase our non-interest income. Non-interest income increased $50,000, or 90.91%, to $105,000 for the three months ended September 30, 2007, as compared to $55,000 for the three months ended September 30, 2006. The primary reason for the increase in non-interest income is a $17,000, or 1700.00%, increase in gain on sale of loans and a $27,000, or 142.11%, increase in other income (primarily consisting of processing fees and late charges on loans, and income from checking accounts and ATM usage). Rental income from our headquarters building increased by $6,000, or 17.14%. While a tenant has vacated a portion of our leaseable space, the tenant continues to pay the rent due pursuant to the agreed upon rent schedule while they seek to sublet the space. As of September 30, 2007, we leased 100% of the total leaseable space in our headquarters building. We expect this figure to remain constant for the fourth quarter of 2007 as we do not anticipate any vacant leaseable space in our headquarters building, other than due to the tenant mentioned above.

Nine months ended September 30, 2007 compared to nine months ended September 30, 2006.

Non-interest income increased $102,000, or 58.29%, to $277,000 for the nine months ended September 30, 2007, as compared to $175,000 for the nine months ended September 30, 2006. The primary reason for the increase in non-interest income is a $49,000, or 612.50%, increase in gain on sale of loans and a $46,000, or 86.79%, increase in other income. Rental income from our headquarters building has remained relatively steady.

Non-interest Expense.

Three months ended September 30, 2007 compared to three months ended September 30, 2006.

Non-interest expense was $848,000 for the three months ended September 30, 2007 as compared to $869,000 for the three months ended September 30, 2006, a decrease of $21,000, or 2.42%. The decrease was due primarily to a $17,000, or 34.00%, decrease in furniture, fixtures and equipment expenses, an $8,000, or 17.02%, decrease in advertising expenses, and a $7,000, or 1.52%, decrease in compensation and related expenses, partially offset by an increase of $10,000, or 6.45%, in other expenses (primarily consisting of IT support, bank services fees, professional services fees, including legal, audit and accounting, insurance premiums and office supply expenses). The decrease in furniture, fixtures and equipment expenses is due to the full depreciation of items purchased in 2001 to establish our new offices in Harford County, the decrease in advertising expenses is due to spending more of the yearly advertising budget in the first half of the year and the decrease in compensation expense is the result of replacing departing full-time salaried employees with part-time hourly employees in the quarter ending September 30, 2007. The increase in other expenses is the result of an increase in correspondent bank services fees, printing and filing expenses and dues and subscription expenses as these costs have risen significantly.

Nine months ended September 30, 2007 compared to nine months ended September 30, 2006.

Non-interest expense was $2,482,000 for the nine months ended September 30, 2007, as compared to $2,733,000 for the nine months ended September 30, 2006, a decrease of $251,000 or 9.18%. The decrease was due primarily to decreases of $108,000, or 27.98%, in occupancy expenses, $70,000, or 5.05%, in compensation and related expenses, $63,000, or 39.13%, in furniture, fixtures and equipment expenses and $38,000, or 7.63%, in other expenses, partially offset by increases of $28,000, or 23.53%, in advertising expenses. The decrease in occupancy expenses is the result of no longer carrying the costs associated with the operation of the Edgewood branch, which we closed in 2006. The decease in other expenses is the result of a decrease in legal fees as fewer legal issues have arisen as we have gained experience with the requirements of being a public company, as well as a concerted effort to reduce costs in such areas of operation as office supplies, insurance premiums and loan expenses. The decrease in compensation expenses is the result of a decision not to award year end bonuses to all employees and replacing departing full-time salaried employees with part-time hourly employees. The furniture, fixtures and equipment expenses for the nine months ended September 30, 2007 is due to the same factors as stated above for the three-month period.

Income Tax Expense.

Three months ended September 30, 2007 compared to three months ended September 30, 2006.

The provision for income taxes was $21,000 for the three months ended September 30, 2007, an increase of $107,000 from a benefit for income tax of $86,000 for the three months ended September 30, 2006, representing a 124.42%, increase in the income tax provision. The provision for income taxes was due to our positive income before taxes. The effective tax rate was 43.75% and 37.72% for the three months ended September 30, 2007 and September 30, 2006, respectively.

Nine months ended September 30, 2007 compared to nine months ended September 30, 2006.

The provision for income taxes was $6,000 for the nine months ended September 30, 2007, an increase of $26,000 from a benefit for income tax of $20,000 for the nine months ended September 30, 2006, representing a 130.00%, increase in the income tax provision. The provision for income taxes was due to non-deductible stock-based compensation awarded during the nine-month period ended September 30, 2007. The effective tax rate was 40.00% and 28.57% for the nine months ended September 30, 2007 and September 30, 2006, respectively, as nondeductible expenses were a proportionately larger part of pre-tax results.

Analysis of Financial Condition

Assets.

General.

Our total assets decreased by $3,133,000 or 1.80%, to $171,092,000 at September 30, 2007, from $174,225,000 at December 31, 2006. The decrease in total assets resulted primarily from $1,310,000, or 45.95% decrease in cash and cash equivalents, from $2,851,000 at December 31, 2006 to $1,541,000 at September 30, 2007, a $1,000,000, or 25.00% decrease in investment securities - held to maturity, from $4,000,000 at December 31, 2006 to $3,000,000 at September 30, 2007, a $726,000, or 22.69%, decrease in mortgage backed securities held to maturity, from $3,200,000 at December 31, 2006 to $2,474,000 at September 30, 2007, and a $277,000, or 13.20%, decrease in Federal Home Loan Bank stock, to $1,821,000 at September 30, 2007 from $2,098,000 at December 31, 2006. These decreases were offset by a $293,000, or 3.44% increase in investment securities - available for sale, from $8,526,000 at December 31, 2006 to $8,819,000 at September 30, 2007.

Investment Securities.

The investment portfolio at September 30, 2007 amounted to $14,293,000, a decrease of $1,433,000, or 9.11%, from $15,726,000 at December 31, 2006. Investment securities - available for sale, increased $293,000, or 3.44%, to $8,819,000 at September 30, 2007 from $8,526,000 at December 31, 2006, primarily as a result of dividends credited to the account. Mortgage backed securities - held to maturity, decreased $1,000,000, or 25.00%, to $3,000,000 at September 30, 2007 from $4,000,000 at December 31, 2006, as a result of a principal repayment on a matured investment. As we are not continuing to purchase mortgage-backed securities, we expect continued decreases in this asset both in amount and as a percentage of our assets.

The carrying value of available for sale securities includes a net unrealized loss of $267,000 at September 30, 2007 (reflected as accumulated other comprehensive loss of $164,000 in equity after deferred taxes) as compared to a net unrealized loss of $222,000 ($136,000 net of taxes) as of December 31, 2006. In general, the increase in unrealized loss was a result of an instability in the mortgage-backed securities market.

Loan Portfolio.

Loans receivable, net, decreased $954,000, or 0.65%, to $146,164,000 at September 30, 2007 from $147,118,000 at December 31, 2006. The commercial loan portfolio increased $5,572,000, or 65.15%, to $14,124,000 at September 30, 2007 from $8,552,000 at December 31, 2006. Acquisition and development loans increased $1,608,000, or 50.02%, to $4,823,000 at September 30, 2007 from $3,215,000 at December 31, 2006. One-to-four family residential loans decreased $8,291,000, or 7.04%, to $109,464,000 at September 30, 2007 from $117,755,000 at December 31, 2006. The decrease is primarily due to a strategic initiative to sell a larger percentage of our residential mortgage loan originations to facilitate our goal of increasing and diversifying the mix of commercial loans to residential loans in our loan portfolio. Our loan customers are generally located in the Baltimore Metropolitan area and its surrounding counties in Maryland.

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

Real estate and other assets that we acquire as a result of foreclosure or by deed-in-lieu of foreclosure or repossession are classified as real estate owned or other repossessed assets until sold. Such assets are recorded at fair value less estimated selling costs at foreclosure or other repossession and updated quarterly at the lower of cost or estimated fair value less estimated selling costs. Any portion of the outstanding loan balance in excess of fair value at the time of foreclosure is charged off against the allowance for loan losses. If, upon ultimate disposition of the property, net sales proceeds exceed the net carrying value of the property, a gain on sale of real estate or other assets is recorded. We have one foreclosed real estate participation loan totaling $1,083,000 at September 30, 2007. This asset is an acquisition and development real estate participation that became delinquent in the fourth quarter of 2004 and was placed on non-accrual status in the third quarter of 2005. Both the principal of the borrower and the entity that owns the collateral property filed for bankruptcy in the fourth quarter of 2006. An automatic stay that was imposed in connection with the bankruptcy filings and had prevented the sale of the property was lifted in the second quarter of 2007 and the property was sold at auction to the lead participating bank, requiring us to reclassify the participation as foreclosed real estate in the same quarter. Subsequently, a real estate developer made an offer to purchase the property and the lead participating bank accepted a letter of intent and executed a contract with a feasibility study period, currently scheduled to expire on November 15, 2007. Prior to the expiration of the feasibility period, the buyer may terminate this agreement at any time and for any reason in its sole discretion. With a settlement date currently scheduled in the fourth quarter of 2007, subject to satisfaction of outstanding conditions, we expect to recover the carrying amount of the real estate, although there can be no assurance that this will be the case. We did not have any real estate owned or other repossessed assets at December 31, 2006.

Non-accrual loans totaled $404,000, or 0.28%, $1,485,000, or 1.01%, and $1,137,000, or 0.75%, of net loans receivable at September 30, 2007, December 31, 2006 and September 30, 2006, respectively. Of the non-accrual loans at September 30, 2007, $304,000 consisted of two one-to-four residential mortgage loans at September 30, 2007 and $100,000 consisted of a commercial non-real estate loan. The decrease in the amount of non-accrual loans is due to the reclassification of the participation loan as foreclosed real estate during the second quarter of 2007, as discussed above.

Under current accounting guidelines, a loan is defined as impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts when due under the contractual terms of the loan agreement.  We consider one- to four-family mortgage loans and consumer installment loans to be homogeneous and, therefore, do not separately evaluate them for impairment.  All other loans are evaluated for impairment on an individual basis. We generally classify non-accrual loans as impaired.

As of September 30, 2007, we have classified a commercial non-real estate loan as impaired as was discussed in the “Provision for Loan Losses and Analysis of Allowance for Loan Losses” section of this report. At the end of the first nine months, in anticipation of a minimal recovery of principal on this loan, we charged a portion of the loan balances against our allowance for loan losses and we have reserved $100,000, or 100%, of the remaining balance of the loan to our allowance for loan losses. The remaining debt was restructured at the end of the third quarter of 2007.

Other than as disclosed in the paragraphs above, there are no other loans at September 30, 2007 about which management has serious doubts concerning the ability of the borrowers to comply with the present loan repayment terms.

Liabilities.

General.

Total liabilities decreased by $2,852,000, or 1.88%, to $149,008,000 at September 30, 2007, from $151,860,000 at December 31, 2006. The decrease in total liabilities resulted from a $7,500,000, or 19.23% decrease in borrowings, offset by increases of $2,862,000, or 2.56%, in deposits, $1,055,000, or 274.74%, in checks outstanding in excess of bank balance, $417,000, or 137.62%, in other liabilities, and $314,000, or 89.71%, in advance payments by borrowers for taxes. The decrease in borrowings is the result of paying down the Federal Home Loan Bank advances when our liquidity is favorable. Advance payments by borrowers for taxes and insurance increased because of the increased property taxes of the loan portfolio. The balance in checks outstanding in excess of bank balance at the end of a period is dependent on the number and amounts of checks issued on the account at our correspondent’s bank and when such checks are presented for payment. Any excess funds are automatically transferred into an interest-earning federal funds account. Therefore, changes in checks outstanding in excess of bank balance as reflected on the balance sheet, generally, do not reflect any underlying changes in the Company’s financial condition. The other liabilities consist primarily of accrued federal and state income taxes and accrued interest on Federal Home Loan Bank borrowings.

Deposits.

Deposits increased $2,862,000, or 2.56%, to $114,685,000 at September 30, 2007 from $111,823,000 at December 31, 2006. Certificates of deposits increased $4,563,000, or 5.31%, to $90,560,000 at September 30, 2007 from $85,997,000 at December 31, 2006. NOW and money market demand accounts decreased by $666,000, or 3.98%, to $16,068,000 at September 30, 2007 from $16,734,000 at December 31, 2006 and savings deposits decreased $1,035,000, or 11.38%, to $8,057,000 at September 30, 2007, from $9,092,000 at December 31, 2006. We believe that, as deposit rates have risen, some customers are moving funds into higher-yielding investments, thus accounting for the increase in certificate of deposit and money market deposit accounts and the decline in lower rate paying core deposit accounts.

Borrowings.

At September 30, 2007, we were permitted to borrow up to $51,327,000 from the Federal Home Loan Bank of Atlanta. We had $31,500,000 and $39,000,000 of Federal Home Loan Bank advances outstanding as of September 30, 2007 and December 31, 2006, respectively, and we averaged $34,222,000 and $39,250,000 of Federal Home Loan Bank advances during the nine months ended September 30, 2007 and the year ended December 31, 2006, respectively. The decrease in borrowings reflects $7,500,000 Federal Home Loan Bank advance pay downs and $33,500,000 in the rollover of advances, offset by maturing advances of $33,500,000 in the first nine months of 2007.

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

Our most liquid assets are cash and cash equivalents. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At September 30, 2007, cash and cash equivalents totaled $1,541,000. Securities classified as available-for-sale, which can provide additional sources of liquidity, totaled $8,819,000 at September 30, 2007. However, because all of these securities were in an unrealized loss position at September 30, 2007, and because management has the intent and ability to hold these securities until recovery or maturity, management does not consider these securities as a source of liquidity at September 30, 2007. Also, at September 30, 2007, we had advances outstanding of $31,500,000 from the Federal Home Loan Bank of Atlanta. On that date, we had the ability to borrow an additional $19,827,000.

At September 30, 2007, we had outstanding commitments to originate loans of $1,470,000 (excluding the undisbursed portions of loans). These commitments do not necessarily represent future cash requirements since certain of these instruments may expire without being funded, although this is unusual. We also extend lines of credit to customers, primarily home equity lines of credit. The borrower is able to draw on these lines as needed, thus the funding is generally unpredictable. Unused home equity lines of credit amounted to $4,929,000 at September 30, 2007. Since the majority of unused lines of credit expire without being funded, it is anticipated that our obligation to fund the above commitment amount will be substantially less than the amounts reported.

Certificate of deposit accounts scheduled to mature within one year totaled $58,226,000 or 50.77% of total deposits at September 30, 2007. Management believes that the large percentage of deposits in shorter-term certificates of deposit reflects customers’ hesitancy to invest their funds in long-term certificates of deposit in the current interest rate environment in which long-term rates are lower than short-term rates. If these deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and/or additional borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before September 30, 2008. We believe, however, based on past experience, a significant portion of our certificates of deposit will remain with us. We also believe we have the ability to attract and retain deposits by adjusting the interest rates offered.

Our borrowings are with the Federal Home Loan Bank of Atlanta and are secured by Federal Home Loan Bank of Atlanta stock that we own and a blanket lien on mortgages. Borrowings at September 30, 2007 consisted of $5,000,000 in a short term fixed rate FHLB advance bearing an interest rate of 5.28% and $26,500,000 long term convertible rate FHLB advances with fixed interest rates ranging from 3.63% to 4.90%. If not repaid or converted to a different product, the convertible rate advances will convert from a fixed to a floating rate after the initial borrowing periods ranging from three to 60 months.

Our primary investing activity is the origination of loans, primarily one- to four-family residential mortgage loans and commercial loans, and the purchase of securities. Our primary financing activity consists of activity in deposit accounts and Federal Home Loan Bank of Atlanta advances. Deposit growth has continued to outpace asset growth over the past two-six months and the increased liquidity has been placed in a federal funds account with our correspondent bank, used to pay down borrowed funds and to fund commercial and acquisition and renovation loans. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors and other factors. We generally manage the pricing of our deposits to be competitive. Occasionally, we offer promotional rates on certain deposit products to attract deposits.

We are not aware of any known trends, events or uncertainties that will have or are reasonably likely to have a material effect on our liquidity, capital or operations, nor are we aware of any current recommendation by regulatory authorities, which if implemented, would have a material effect on liquidity, capital or operations.

Stockholders’ Equity

Total stockholders’ equity decreased $281,000, or 1.26%, to $22,084,000 at September 30, 2007 from $22,365,000 at December 31, 2006 primarily as a result of the purchase of $427,000 in additional Treasury stock and a net loss of $21,000. The net loss is primarily due to the increase in the allowance for loan losses in anticipation of a potential loan default and an increase in interest expenses as a result of increases in deposits yielding higher interest rates. We are considered “well capitalized” under the risk-based capital guidelines applicable to us.

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

Financial Instruments Whose
Contract Amount Represents	Contract Amount At
Credit Risk	September 30, 2007	December 31, 2006
	(Dollars in thousands)
Lines of credit - commercial	$ 1,812	$ 1,210
Lines of credit - home equity	4,929	5,335
Lines of credit - overdraft checking	120	118
Mortgage loan commitments	1,470	830

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

Our outstanding commitments to make mortgages are at fixed rates ranging from 6.25% to 7.50% and 5.625 to 7.125% at September 30, 2007 and December 31, 2006, respectively. Loan commitments expire 60 days from the date of the commitment.

For the nine months ended September 30, 2007, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

Our goals, objectives, expectations and intentions, including statements regarding improved profitability, leaseable space in our headquarters building, our holdings of mortgage-backed securities, the mix of loans in our portfolio, retention of deposits, the allowance for loan losses, repayment of non-accrual loans, liquidity management, and financial and other goals are forward looking. These statements are based on our beliefs, assumptions and on information available to us as of the date of this filing, and involve risks and uncertainties. These risks and uncertainties include, among others, those discussed in this Quarterly Report on Form 10-QSB and in our Annual Report on Form 10-KSB for the year ended December 31, 2006; the effect of rising interest rates on our profits and asset values; risks related to our intended increased focus on commercial real estate and commercial business loans; our limited recognition and reputation in our markets; adverse economic conditions in our market area; our dependence on key personnel; competitive factors within our market area; the effect of developments in technology on our business; adverse changes in the overall national economy as well as adverse economic conditions in our specific market area; adequacy of the allowance for loan losses; expenses as a result of our stock benefit plans; and changes in regulatory requirements and/or restrictive banking legislation.

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

Item 3. Controls and Procedures

As of the end of the period covered by this quarterly report on Form 10-QSB, SFSB, Inc.’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of SFSB, Inc.’s disclosure controls and procedures. Based upon that evaluation, SFSB, Inc.’s Chief Executive Officer and Chief Financial Officer concluded that SFSB, Inc.’s disclosure controls and procedures are effective as of September 30, 2007. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by SFSB, Inc. in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

In addition, there were no changes in SFSB, Inc.’s internal control over financial reporting (as defined in Rule 13a-15 or Rule 15d-15 under the Securities Act of 1934, as amended) during the quarter ended September 30, 2007, that have materially affected, or are reasonably likely to materially affect, SFSB, Inc.’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The table below summarizes our repurchases of equity securities during the third quarter of 2007.

SMALL BUSINESS ISSUER PURCHASES OF SECURITIES

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that May Yet Be Purchased Under The Plans or Programs(1)
July 1 - 31, 2007	0	n/a	0	10,395

August 1 -31, 2007	15,000	$8.40	15,000	57,729

September 1 - 30, 2007	1,000	$8.10	1,000	56,729

Total Third Quarter	16,000	$8.38	16,000	56,729

(1) On November 21, 2005, our board of directors adopted a stock repurchase program to acquire up to 53,561 shares, or approximately 4% of our outstanding common stock held by persons other than Slavie Bancorp, MHC. On May 10, 2006, our board of directors approved the repurchase of up to an additional 66,951 shares, or approximately 5% of our outstanding common stock held by persons other than Slavie Bancorp, MHC. On August 6, 2007, our board of directors approved the repurchase of up to an additional 62,334 shares, or approximately 5% of our outstanding common stock held by persons other than Slavie Bancorp, MHC. Stock purchases are made from time to time in the open market at the discretion of management. As of September 30, 2007, SFSB, Inc. had repurchased 126,117 shares on the open market at an average cost of $9.42 per share to fund a stock-based compensation plan. In accordance with the terms of the stock repurchase program, as approved by the board, we are authorized to purchase an additional 56,729 shares at September 30, 2007, as well as an aggregate of 56,729 shares as of the date of this filing.

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

SFSB, Inc.

Date: November 5, 2007	By:	/s/ Philip E. Logan
Philip E. Logan, President
(Principal Executive Officer)

Date: November 5, 2007	By:	/s/ Sophie T. Wittelsberger
Sophie Torin Wittelsberger, Chief Financial Officer
(Principal Accounting and Financial Officer)