Form 10-K
period 2007-12-31
SFSB, Inc.
filed 2008-03-31
CIK 1303026

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the transition period from ________to_________

Commission File Number 000-51037

SFSB, INC.
(Exact name of registrant as specified in its charter)

United States	20-2077715
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1614 Churchville Road, Bel Air, Maryland 21015
(Address of principal executive offices) (Zip Code)

(443) 265-5570
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock: par value $0.01 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☒

The aggregate market value of the common equity held by non-affiliates was $9,628,510 as of June 29, 2007, based on a sales price of $9.25 per share of Common Stock, which is the sales price at which shares of Common Stock were last sold in over the counter trading on June 29, 2007.

The number of shares outstanding of the registrant’s Common Stock was 2,817,644 as of March 20, 2008.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Stockholders for the Fiscal Year Ended December 31, 2007, which is filed as an exhibit to this Annual Report on Form 10-K, are incorporated by reference into Part II of this Annual Report on Form 10-K.

Portions of the Proxy Statement for the 2008 Annual Meeting of Stockholders of SFSB, Inc., to be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year, are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I

Item 1. Business

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

We derive our income primarily from interest earned on loans, mortgage-backed securities and investment securities and commissions from the sale of non-insured investment products earned through Slavie Financial Services. Our principal expenses are interest expense on deposits and non-interest expenses, such as compensation and related expenses, occupancy expenses, deposit insurance expenses, advertising expenses, data processing expenses, furniture, fixtures and equipment expenses and other miscellaneous expenses. Funds for these activities are provided primarily by deposits, repayments (including prepayments) of outstanding loans and mortgage-backed and investment securities, commissions from the sale of non-insured investment products, and operating revenue.

New products and services. In mid-year 2007, we created an alternative means for our customers to reach their financial well being potential by offering them investing guidance and financial planning expertise through a financial services operation, with the addition of a certified financial planner, who sells non-insured investment products. During 2007 we also developed a health savings account to assist customers in making medical expenses more affordable and began offering Coverdell Education Savings Accounts to assist our customers with planning for educational expenses. In addition, we offer a merchant bank card service through a third party vendor, offering the convenience of debit and credit card transaction processing to our commercial checking account customers. We have informed our customers of the launching of these new products and services through the distribution of a quarterly newsletter, entitled Today’s Slavie.

Market Area

Currently, our primary market area is Baltimore City, Baltimore County and Harford County, Maryland. We service this market area from two offices, one in Harford County, Maryland and one in northeast Baltimore City, near the Baltimore County border.

The primary market area reflects a diverse cross section of employment sectors, which partially mitigates the risk associated with a decline in any particular economic sector or industry. Once the backbone of the region’s employment base, the manufacturing sector continues to contract with most of the job growth during the past few years occurring in services. Government and finance/insurance/real estate-related employment also constitute major employment sectors in the market area.

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

Lending Activities

General. Our principal lending activity has been the origination of first mortgage loans for the purchase or refinancing of one- to four-family residential real property and the origination of commercial loans, both mortgage and non-real estate loans. Historically, we have retained the loans that we originated, but in our continued efforts to boost the yield of our interest earning assets during a period of net interest margin compression, management decided to sell a larger percentage of the Bank’s residential loan originations to facilitate our goal of increasing and diversifying the mix of commercial loans to residential loans in our portfolio.

Our net loan portfolio totaled $147,744,000 at December 31, 2007, representing 85.78% of total assets. One- to four-family residential real estate mortgage loans represented $112,198,000, or 74.55%, of our total loan portfolio at December 31, 2007. Other loans secured by real estate include commercial mortgage loans, construction loans secured by single family properties and acquisition and development loans, which amounted to $12,273,000, $2,205,000 and $3,135,000, or 8.15%, 1.47% and 2.08% of the total loan portfolio at December 31, 2007.

Commercial non-mortgage loans amounted to $3,593,000, or 2.39% of our total loan portfolio at December 31, 2007. The remainder of our portfolio was comprised of consumer loans, consisting primarily of home equity loans and lines of credit and other loans such as deposit account loans, home improvement loans, automobile loans and overdraft protection loans. At December 31, 2007, home equity and other consumer loans totaled $16,670,000 and $427,000, respectively, or 11.08% and 0.28% of the total loan portfolio.

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

A savings bank generally may not make loans to one borrower and related entities in an amount which exceeds 15% of its unimpaired capital and surplus, and an additional amount equal to 10% of unimpaired capital and surplus if the loan is secured by readily marketable collateral (generally financial instruments, but not real estate). At December 31, 2007, our regulatory limit on loans-to-one borrower was $2,665,000 and our five largest loans or groups of loans-to-one borrower, including related entities, aggregated $2,221,000, $2,093,000, $1,558,000, $1,500,000 and $1,234,000. Each loan or groups of loans was performing in accordance with its terms at December 31, 2007.

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio by type of loan as of the dates indicated, including a reconciliation of gross loans receivable after consideration of the allowance for loan losses and net deferred fees.

	At December 31,
	2007		2006
	Amount	Percent	Amount	Percent
		(Dollars in Thousands)
Real Estate Loans:
One- to four-family	$112,198	74.55%	$117,755	79.48%
Commercial mortgage	12,273	8.15	5,753	3.88
Construction	2,205	1.47	300	0.20
Acquisition and development	3,135	2.08	4,160	2.81

Total real estate loans	129,811	86.25	127,967	86.37
Commercial non-real estate	3,593	2.39	2,800	1.89
Consumer Loans:
Home equity	16,670	11.08	16,857	11.38
Other	427	0.28	536	0.36

Total consumer loans	17,097	11.36	17,393	11.74

Total loans receivable, gross	150,501	100.0%	148,160	100.0%

Less:
Loan in process	(1,538)		(60)
Allowance for loan losses	(972)		(850)
Deferred loan fees (costs)	(247)		(132)

Total loans receivable, net	$147,744		$147,118

Maturity of Loan Portfolio. The following tables present certain information at December 31, 2007 regarding the dollar amount of certain loans maturing in our portfolio based on their contractual terms to maturity or scheduled amortization, but does not include the effect of possible prepayments or due on sale clause payments.

	One Year or less	More than 1 to 5 years	More than 5 years	Totals
	(Dollars in Thousands)

Real Estate Loans:
One- to four-family	$1,117	$3,782	$107,299	$112,198
Commercial mortgage	4,771	6,378	1,124	12,273
Construction	705	1,500	-	2,205
Acquisition and development	1,857	1,278	-	3,135

Total real estate loans	8,450	12,938	108,423	129,811

Commercial non-real estate	1,382	1,722	489	3,593
Consumer Loans:
Home equity	4,204	9,996	2,470	16,670
Other	102	264	61	427

Total consumer loans	4,306	10,260	2,531	17,097

Total loans receivable, gross	14,138	24,920	111,443	150,501

	One- to four- family	Commercial Mortgage	Construction	Acquisition and Development	Commercial Non R/E	Home Equity	Other Consumer Loans	Totals
	(Dollars in Thousands)
Total due after one year
with fixed interest rates	$111,048	$7,502	$-	$1,278	$1,218	$9,890	$325	$131,261
Total due after one year
with adjustable interest rates	$33	$-	$1,500	$-	$993	$2,576	$-	$5,102

Scheduled contractual maturities of loans do not necessarily reflect the actual expected term of the loan portfolio.

One- to Four-Family Residential Loans. Our primary lending activity consists of the origination of one- to four-family residential mortgage loans that are primarily secured by properties located in the greater Baltimore metropolitan area. At December 31, 2007, $112,198,000, or 74.55% of our total loan portfolio, consisted of one- to-four family residential loans. Generally, one- to four-family residential mortgage loans are originated in amounts up to 80% of the lesser of the appraised value or purchase price of the property, with private mortgage insurance required on loans with a loan-to-value ratio in excess of 80%. Fixed-rate loans are originated for terms of 10, 15, 20, 30 and 40 years. At December 31, 2007, $112,165,000, or 99.97% of our one- to four-family residential mortgage loans were fixed-rate loans. Also, at December 31, 2007, our largest loan secured by one- to four-family real estate had a principal balance of $962,000 and was secured by a single-family residence. This loan was performing in accordance with its terms at December 31, 2007.

We also offer adjustable-rate mortgage loans with a one year adjustment period based on changes in a designated United States Treasury index. However, in the recent interest rate environment, there has been very limited demand for these loans. We did not originate any adjustable rate one- to four-family residential loans during the year ended December 31, 2007. Our adjustable rate mortgage loans provide for maximum rate adjustments of 200 basis points per adjustment, with a lifetime maximum adjustment of 600 basis points per term. Our adjustable rate mortgage loans amortize over terms of up to 30 years. At December 31, 2007, only $33,000 or 0.03% of our one- to four-family residential mortgage loans had adjustable rates of interest.

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

Commercial Real Estate Loans. At December 31, 2007, $12,273,000, or 8.15% of our total loan portfolio, consisted of commercial real estate loans. Commercial real estate loans are secured by office buildings, mixed use properties and other commercial properties. We generally originate commercial real estate loans with maximum terms of up to 30 years with a call feature. The maximum loan-to-value ratio of commercial real estate loans is 80%. At December 31, 2007, we had 58 commercial real estate loans with an average outstanding balance of $212,000. At December 31, 2007, our largest loan secured by commercial real estate had an outstanding balance of $2,221,000. At December 31, 2007, this loan was performing in accordance with its terms.

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

Multi-Family Loans. We offer fixed-rate and adjustable rate multi-family real estate loans with amortization schedules of up to 30 years. We generally lend up to 80% of the property’s appraised value. Appraised values are typically determined by independent appraisers. In deciding to originate a multi-family loan, we review the creditworthiness of the borrower, the expected cash flows from the property securing the loan, the cash flow requirements of the borrower, the value of the property and the quality of the management involved with the property. We generally obtain the personal guarantee of the principals when originating multi-family real estate loans. At December 31, 2007, we had no multi-family loans in our loan portfolio.

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

Construction Loans and Acquisition and Development Loans. We originate loans to finance the construction of residential dwellings and loans to acquire and develop land on which to construct residential dwellings. At December 31, 2007, $2,205,000, or 1.47% of our total loan portfolio, consisted of a commercial and two residential construction loans, and $3,135,000, or 2.08% of our total loan portfolio, consisted of acquisition and development loans. Of this amount, $1,500,000 constituted our interest in a loan participation.

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

Commercial Business Loans. To diversify our loan portfolio, we have grown our commercial business loan portfolio. We have focused our commercial business lending activities on small to mid-size businesses in our market area and the loans were made for working capital or equipment financing. Typically, these loans are secured by equipment, machinery and other corporate assets and have terms from three to five years with either fixed rates or variable rates of interest. Commercial business loans generally have higher interest rates and shorter terms than one- to four-family residential mortgage loans, but they also may involve higher average balances, increased difficulty of loan monitoring and a higher risk of default since their repayment generally depends on the successful operation of the borrower’s business. We attempt to minimize these risks by limiting these loans to viable businesses and by obtaining personal guarantees from the borrowers whenever possible. At December 31, 2007, commercial business loans totaled $3,593,000, or 2.39% of the total loan portfolio.

Consumer Loans. We are authorized to originate loans for a wide variety of personal and consumer purposes. Consumer loans consist primarily of home equity loans and lines of credit, deposit account loans, home improvement loans, automobile loans and overdraft protection loans. At December 31, 2006, consumer loans totaled $17,097,000 or 11.36% of the total loan portfolio.

Home equity loans and lines of credit are secured by a real estate mortgage with a security interest in the borrower’s primary residence. These are fixed rate or variable rate loans indexed to the prime rate with terms of up to 20 years. At December 31, 2007, home equity loans totaled $16,670,000 or 11.08% of the total loan portfolio. At December 31, 2007, $11,548,000, or 69.27% of our home equity loans were fixed-rate loans and $5,122,000 or 30.73% of our home equity loans had adjustable rates of interest.

As indicated, we also offer deposit account loans for personal purposes, home improvement loans, automobile loans and overdraft protection loans. At December 31, 2007, $197,000 or 0.13% of our total loan portfolio consisted of deposit account loans, $95,000 or 0.06% of our total loan portfolio consisted of home improvement loans, $92,000 or 0.06% of our total loan portfolio consisted of automobile loans and $43,000 or 0.03% of our total loan portfolio consisted of overdraft protection loans.

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

New residential mortgage loans are generated primarily from current and former borrowers, walk-in customers, referrals from customer and realtors, as well as through several correspondent relationships we established with independent residential mortgage loan brokers who operate in our market area.

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

Residential mortgage loans are typically underwritten to secondary market (Fannie Mae and Freddie Mac) standards to facilitate the ability to sell loans and thereby limit interest rate risk and meet loan portfolio objectives. Historically, we have generally retained all originated loans in our portfolio. Our growth strategy contemplates that we only retain for our portfolio those loans meeting our interest rate risk and balance sheet composition targets and sell the remaining loans in the secondary market on a servicing released basis. Our goal continues to be to increase the number of fixed rate loans that we sell on the secondary market. Over time, we may evaluate selling loans on a servicing retained basis. During 2007, we sold forty-four residential mortgage loans with a total principal balance of $7,142,000.

Loan Approval Procedures and Authority. The loan approval process is intended to assess the borrower’s ability to repay the loan, the viability of the loan, and the adequacy of the value of the property that will secure the loan. To assess the borrower’s ability to repay, among other things, we review the employment and credit history and information on the historical and projected income and expenses of mortgagors. We have established a loan committee consisting of the president/chief executive officer, senior vice-president/chief lending officer, vice-president of lending and the assistant vice-president/loan administration. Currently, any two members of this committee have the authority to approve loans up to $313,000; loan applications over $313,000 are submitted to the executive loan committee consisting of either the president/chief executive officer or the executive vice president/chief lending officer and one non-management member of the board of directors for approval. In addition, the board of directors ratifies all loans approved by the loan and executive loan committees. All loan applications are processed at our main office.

We require appraisals of all real property securing loans. Appraisals are performed by independent licensed appraisers. All appraisers are approved by the board of directors annually. We require fire and extended coverage insurance in amounts at least equal to the principal amount of the loan.

The following table shows our loan origination and repayment activities for the periods indicated.

	Years Ended December 31,
	2007	2006
	(Dollars in Thousands)

Balance outstanding at beginning of period	$147,118	$144,609

Originations by Type:

Real Estate:
One- to four-family	23,569	14,400
Commercial-real estate	4,585	1,404
Commercial-non real estate	-	1,184
Construction(1)	-	-
Consumer loans:
Home equity	3,296	9,500
Other	31	134

Total loans originated	31,481	26,622
Total loans purchased	2,212	-

Less:
Total loans or participations sold	7,602	3,741
Principal repayments	24,382	20,372
Transfers to foreclosed real estate	1,083	-
Total deductions	33,067	24,113

Balance outstanding at end of period	$147,744	$147,118

(1)	Includes acquisition and development loans.

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

In accordance with Statement of Financial Accounting Standards No. 91, which pertains to the accounting for non-refundable fees and costs associated with originating or acquiring loans, our loan origination fees and certain related direct loan origination costs are offset, and the resulting net amount is deferred and amortized as interest income over the contractual life of the related loans as an adjustment to the yield of such loans. At December 31, 2007, we had $247,000 in net deferred loan fees.

Asset Quality

General. One of our key operating objectives continues to be to maintain a high level of asset quality. Through a variety of strategies, which include aggressive marketing of foreclosed properties and repossessed assets and borrower workout arrangements, we have been proactive in addressing problems with non-performing assets. These strategies, as well as our emphasis on originating relatively low risk one- to four-family residential mortgage loans, quality underwriting, maintenance of sound credit standards for new loan originations, even in these unfavorable real estate market conditions, have supported maintenance of low delinquency ratios. Our balance of non-performing assets equaled $468,000 or 0.32% of total loans at December 31, 2007 and consisted of three non-accruing loans, of which two are secured by one- to four-family properties totaling $368,000 and one is a commercial non-real estate loan totaling $100,000.

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

Real estate and other assets that we acquire as a result of foreclosure or by deed-in-lieu of foreclosure or repossession on collateral-dependent loans are classified as real estate owned or other repossessed assets until sold. Such assets are recorded at foreclosure or other repossession and updated quarterly at the lower of cost or estimated fair value less estimated selling costs. Any portion of the outstanding loan balance in excess of fair value is charged off against the allowance for loan losses. If, upon ultimate disposition of the property, net sales proceeds exceed the net carrying value of the property, a gain on sale of real estate or other assets is recorded. At December 31, 2007, we have real estate owned of $1,083,000 pursuant to the foreclose of the property securing a commercial land acquisition and development participation loan. We did not have any real estate owned or other repossessed assets at December 31, 2006.

Under current accounting guidelines, a loan is defined as impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due under the contractual terms of the loan agreement. We consider one- to four-family mortgage loans and consumer installment loans to be homogeneous and, therefore, do not separately evaluate them for impairment. All other loans are evaluated for impairment on an individual basis. We generally classify non-accrual loans as impaired and we are doing so with respect to a $100,000 business line of credit, restructured in the third quarter of 2007, because, for the reasons discussed below, we believe that there is a substantial likelihood that we will not collect the total amount of the outstanding principal balance due under the contractual terms of the loan agreement.

As of December 31, 2007, we classified the commercial non-real estate loan mentioned above as impaired. The corporate commercial loan borrower filed Chapter 7 corporate bankruptcy in the third quarter of 2006 and filed Chapter 7 personal bankruptcy in the second quarter of 2007. In the third quarter of 2007, as stated above, we restructured the remaining debt to facilitate repayment of the loan and the borrower has been paying as agreed.

The table below sets forth the amounts and categories of our non-performing assets at the dates indicated. During the periods presented, we did not have any troubled debt restructurings.

	At December 31,
	2007	2006
	(Dollars in Thousands)

Non-accruing real estate loans:
One- to four-family	$368	$143
Commercial non-real estate	100	260
Construction(1)	-	1,083
Non-accruing consumer loans:
Home equity	-	-
Other	-	-
Total non-accruing loans	$468	$1,486
Accruing loans delinquent 90 days or more	-	-
Total non-performing loans	468	1,486
Real estate owned	1,083	-
Total non-performing assets	$1,551	$1,486

Total as a percentage of total assets	0.90%	0.85%
Total as a percentage of total loans	1.05%	1.01%

(1)	Includes acquisition and development loans.

For the years ended December 31, 2007 and December 31, 2006, gross interest income which would have been recorded had our non-accruing loans been current in accordance with their original terms amounted to $37,000 and $159,000 respectively. Interest income recognized on such loans for the years ended December 31, 2007 and December 31, 2006 was $1,000 and $29,000, respectively.

Of the non-accrual loans, at December 31, 2007, $100,000 consisted of a commercial non-real estate loan, and $368,000 consisted of one-to-four residential mortgage loans. Non-accrual loans totaled 0.32% and 1.01% of net loans receivable at December 31, 2007 and December 31, 2006, respectively.

We hold a 19% participation (approximately $1,083,000 in unpaid principal balance) in an acquisition and development loan. This loan is a foreclosed real estate participation loan.

As we previously reported, the property securing this loan was sold at auction to the lead participating bank in the second quarter of 2007, at which time we reclassified the participation as foreclosed real estate. In June 2007, a real estate developer made an offer to purchase the property and the lead participating bank accepted a letter of intent on June 26, 2007 and executed a contract with a feasibility study period currently scheduled to expire on June 15, 2008. Settlement on the sale of this property is expected within 90 days thereafter, or before the end of the third quarter of 2008. We expect to recover the carrying amount of the real estate pursuant to the sale of the property, although there can be no assurance that this will be the case.

Other than as disclosed in the table and paragraphs above, there are no other loans at December 31, 2007 about which management has serious doubts concerning the ability of the borrowers to comply with the present loan repayment terms.

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

On the basis of management’s review of its assets, at December 31, 2007, we had classified $1,451,000 of our assets as substandard (which consisted of two non-accruing loans secured by one- to four-family residential properties and one commercial land acquisition and development participation loan). At December 31, 2007, we had classified $100,000, or 100% of one loan as “loss” (which consisted of a commercial non-real estate loan). At December 31, 2007, none of our assets were classified as special mention or doubtful. The loan portfolio is reviewed on a monthly basis to determine whether any loans require classification in accordance with applicable regulations. All classified assets are included in non-performing assets for all periods presented.

The following table shows the aggregate amounts of our classified assets at the dated indicated.

	At December 31,
	2007	2006
	(Dollars in Thousands)
Special mention assets	$-	$-
Substandard assets	1,451	1,226
Doubtful assets	-	-
Loss assets	100	260

Total classified assets	$1,551	$1,486

Delinquencies. The following tables sets forth information concerning delinquent loans at December 31, 2007 and December 31, 2006, in dollar amounts and as a percentage of our total loan portfolio.

	At December 31, 2007				At December 31, 2006
	30-59 Days		60-89 Days		30-59 Days		60-89 Days
	Principal Balance of Loans	% of Total Loans	Principal Balance of Loans	% of Total Loans	Principal Balance of Loans	% of Total Loans	Principal Balance of Loans	% of Total Loans
	(Dollars in Thousands)

Real estate loans:
One- to four-family	$749	0.51%	$361	0.24%	$251	0.17%	$142	0.10%
Commercial real estate	90	0.06	138	0.10	-	-	-	-
Construction(1)	-		-	-	-	-	-	-
Commercial non-real estate:	69	0.05	-	-	-	-	-	-
Consumer loans:			-	-
Home equity	71	0.05	-	-	10	0.01	24	0.02
Other	49	0.03	4	0.00	1	0.00	2	0.00

Total delinquent loans	$1,028	0.70%	$503	0.34%	$262	0.18%	$168	0.11%

(1)	Includes acquisition and development loans.

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

Two of our officers review each loan on the watch list and establish an individual allowance allocation on certain impaired loans based on such factors as: (1) the strength of the customer’s personal or business cash flow; (2) the availability of other sources of repayment; (3) the amount due or past due; (4) the type and value of collateral; (5) the strength of our collateral position; (6) the estimated cost to sell the collateral; and (7) the borrower’s effort to cure the delinquency.

The allowance for impaired loans is generally equal to the amounts by which the discounted cash flows (or collateral value or observable market price) are lower than the carrying value of the loan. Under current accounting guidelines, a loan is defined as impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due under the contractual terms of the loan agreement. With respect to the $100,000 commercial non-real estate loan, we have made a provision for 100% of the loan balance because the collateral has no value. Accordingly, we have established a specific allowance for this loan. The reserve for this impaired loan is $100,000.

General Valuation Allowance on Certain Identified Problem Loans. We also establish a general allowance for watch list loans that do not meet the definition of impaired and do not have an individual allowance. We segregate these loans by loan category and assign allowance percentages to each category based on inherent losses associated with each type of lending and consideration that these loans, in the aggregate, represent an above-average credit risk and that more of these loans will prove to be uncollectible compared to loans in the general portfolio.

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

The following table analyzes changes in the allowance for the periods presented.

	Years Ended December 31,
	2007	2006
	(Dollars in Thousands)

Balance at beginning of period	$850	$474

Charge-offs(1)	122	-
Recoveries	-	-
Net charge-offs	122	-
Provision for loan losses	244	376

Ending balance	$972	$850

Ratio of net charge-offs during the period to average loans outstanding, net, during the period	0.08%	-%
Ratio of allowance for loan losses to total loans outstanding	0.66%	0.57%
Allowance for loan losses as a percent of total non-performing loans	207.69%	57.20%

(1)
Charge offs consisted of the principal loss a commercial non-real estate loan of $120,000 and four overdraft protection lines of credit of $2,000 in 2007 and one overdraft protection line of credit for less than $1,000 in 2006.

The following table sets forth information concerning the allocation of the allowance for loan losses by loan category at the dates indicated. The allocation of the allowance to each category is not necessarily indicative of future loss in any particular category and does not restrict the use of the allowance to absorb losses in other categories. During 2007, based on the factors described above, we reallocated the allowance among our loan categories to reflect our current beliefs regarding the collectibility of loans in our portfolio. The large allocation to the commercial non-real estate loan category is due to the $100,000 commercial non-real estate loan described above. The allowance for this loan at December 31, 2007 was $100,000.

	At December 31,
	2007			2006
	Amount of Loan Loss Allowance	Loan amounts by Category	Percent of Loans in Each Category to Total Loans	Amount of Loan Loss Allowance	Loan amounts by Category	Percent of Loans in Each Category to Total Loans
			(Dollars in Thousands)

One- to four-family	$246	$112,198	74.55%	$276	$117,755	79.48%
Commercial real estate	172	12,273	8.15	66	5,752	3.88
Commercial non R/E	338	3,593	2.39	288	2,800	1.89
Construction	102	2,205	1.47	3	300	0.20
Acquisition and development	35	3,135	2.08	196	4,160	2.81
Home equity	77	16,670	11.08	17	16,857	11.38
Other consumer	2	427	0.28	4	536	0.36

Total	$972	$150,501	100.00%	$850	$148,160	100.00%

The following table sets forth information concerning the amount of the allowance for loan losses that is allocated to each of the three key components of the allowance: the specific allowance for impaired loans, the general allowance on certain identified problem loans that do not meet the definition of impaired and the general allowance on the remainder of the loan portfolio.

	At December 31,
	2007		2006
	Amount of Allowance	Percent of Allowance	Amount of Allowance	Percent of Allowance
		(Dollars in Thousands)

Specific allowance	$100	10.29%	$423	49.77%
General (identified problem loans)	55	5.66	21	2.47
General (all other loans)	817	84.05	406	47.76

Total	$972	100.00%	$850	100.00%

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

Our securities must be categorized as either “held to maturity,” “trading securities” or “available for sale,” based on management’s intent as to the ultimate disposition of each security. Debt securities may be classified as “held to maturity” and reported in financial statements at amortized cost only if management has the positive intent and ability to hold these securities to maturity. Securities that might be sold in response to changes in market interest rates, changes in the security’s prepayment risk, increases in loan demand, or other similar factors cannot be classified as “held to maturity.” We do not currently use or maintain a trading account. Debt and equity securities not classified as “held to maturity” are classified as “available for sale.” These securities are reported at fair value, and unrealized gains and losses on the securities are excluded from earnings and reported, net of the related tax effect, as a separate component of equity until realized. Unrealized losses on any securities are charged to earnings when, in management’s view, the impairment becomes other than temporary.

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

At December 31, 2007, our investment portfolio consisted of $3,000,000 in federal agency securities classified as held to maturity, $8,942,000 in mutual fund securities (which invests in adjustable rate mortgages) classified as available for sale, $1,844,000 in Federal Home Loan Bank of Atlanta stock and $665,000 in other interest earning assets, consisting of federal funds sold. We also invest in mortgage-backed securities, all of which are guaranteed by the United States Government or agencies thereof, and all of which are classified as held to maturity. At December 31, 2007, our mortgage-backed securities totaled $2,247,000, consisting of $1,527,000 in fixed-rate mortgage-backed securities guaranteed by the Federal National Mortgage Association (Fannie Mae) and the Federal Home Loan Mortgage Corporation (Freddie Mac), and $720,000 in adjustable rate mortgage-backed securities guaranteed by the Government National Mortgage Association (Ginnie Mae). Management does not believe that the recent turmoil in the U.S. housing market with the sub-prime lending situation will have an adverse affect on its securities as these are high quality investments with short to medium term maturities.

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

	At December 31,
	2007		2006
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
		(Dollars in Thousands)

Securities available for sale:
ARM mutual fund	$9,200	$8,942	$8,747	$8,526

Total available for sale	$9,200	$8,942	$8,747	$8,526

Securities held to maturity:
United States government agency securities	$3,000	$2,987	$4,000	$3,910

Mortgage-backed securities:
Ginnie Mae	720	720	1,246	1,241
Fannie Mae	172	174	223	223
Freddie Mac	1,355	1,327	1,731	1,670
Total mortgage-backed securities	2,247	2,221	3,200	3,134

Total held to maturity	$5,247	$5,208	$7,200	$7,044

The following table sets forth the maturities and weighted average yields of securities at December 31, 2007. Adjustable rate mortgage-backed securities are included in the period in which interest rates are next scheduled to adjust.

	Less than 1 Year		1 to 5 Years		5 to 10 Years		Over 10 Years		Total Securities
	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
	(Dollars in Thousands)
Securities available for sale:
ARM mutual fund	$8,942	5.12%	-	-	-	-	-	-	$8,942	5.12%
Total available for sale	8,942	5.12	-	-	-	-	-	-	8,942	5.12

Securities held to maturity:
United States government agency securities	$2,000	3.16%	-	-	-	-	$1,000	5.63%	$3,000	3.98%
Mortgage-backed securities:
Ginnie Mae	720	6.14	-	-	-	-	-	-	720	6.14
Fannie Mae	-	-	172	5.50	-	-	-	-	172	5.50
Freddie Mac	6	5.50	1,349	4.50	-	-	-	-	1,355	4.50

Total mortgage-backed securities	726	6.13	1,521	4.61	-	-	-	-	2,247	5.10

Total held to maturity	2,726	3.95	1,521	4.61	-	-	1,000	5.63	5,247	4.46

Total	$11,668	4.85%	$1,521	4.61%	-	-	1,000	5.63%	$14,189	4.88%

Sources of Funds

General. Deposits have traditionally been the primary source of funds for use in lending and investment activities. In addition to deposits, funds are derived from repayments (including prepayments) of outstanding loans and mortgage-backed and investment securities and operating revenue. While scheduled loan payments and income on earning assets are relatively stable sources of funds, deposit inflows and outflows can vary widely and are influenced by various economic factors. Borrowings are also used on a short-term basis to compensate for reductions in the availability of funds, and on a longer term basis for general operational purposes. Over the past four years, we heavily relied upon borrowings from the Federal Home Loan Bank of Atlanta to support loan growth.

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

We rely substantially on competitive rates, customer service, convenience, advertising and long-standing relationships with customers to attract and retain deposits. We believe the image of a full service, locally-based institution will continue to contribute to our ability to attract and retain deposits, particularly with respect to deposit run-off that results from bank consolidation in the local market. We will also continue to evaluate opportunities to enhance deposit growth beyond what is currently projected, through such avenues as establishing additional branches or through acquisition of another financial institution or selected branches, although no such transactions are planned as of the date of this report.

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

The flow of deposits is influenced significantly by general economic conditions, changes in money market and other prevailing interest rates and levels of competition. We believe the variety of deposit accounts offered allows us to be competitive in obtaining funds and responding to changes in consumer demand. Based on experience, management believes our deposits to be relatively stable. However, the ability to attract and maintain certificates of deposit, and the rates paid on these deposits, has been and will continue to be significantly affected by market conditions. At December 31, 2007, $89,675,000, or 78.59% of our deposit accounts were certificates of deposit, of which $57,335,000 have maturities of one year or less.

Deposit Accounts. The following table sets forth the dollar amount of deposits in the various types of deposit accounts we offered as of the dates indicated.

	At December 31,
	2007		2006
	Weighted Average Rate	Amount	Weighted Average Rate	Amount
	(Dollars in Thousands)
NOW & Money Market Demand	1.90%	$15,390	1.47%	$15,368
Savings deposits	1.26	7,718	1.45	9,092
Certificates of deposit	4.95	89,675	4.84	85,996
Accrued interest payable	-	14	-	11
Non-interest bearing deposits	-	1,301	-	1,356

Total	4.23%	$114,098	4.04%	$111,823

Deposit Activity. The following table sets forth the deposit activities for the periods indicated.

	Years Ended December 31,
	2007	2006
	(Dollars in Thousands)
Beginning of period	$111,823	$109,623
Net deposits (withdrawals)	(2,390)	(1,653)
Interest credited on deposit accounts	4,665	3,853
Total increase in deposit accounts	2,275	2,200
Ending balance	$114,098	$111,823
Percent increase (decrease)	2.03%	2.01%

Large Certificates of Deposits. The following table indicates the amount of certificates of deposit as of December 31, 2007, by time remaining until maturity.

	Three months or less	Over three months to six months	Over six months to twelve months	Over twelve months	Total
	(Dollars in Thousands)
Certificates of deposit:
Less than $100,000	$14,146	$12,873	$13,354	$19,588	$59,961
$100,000 or more	5,000	4,873	7,089	12,752	29,714

Total	$19,146	$17,746	$20,443	$32,340	$89,675

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

At December 31, 2007, Slavie Federal Savings Bank was permitted to borrow up to $51,667,000 from the Federal Home Loan Bank of Atlanta. We had $34,000,000 and $39,000,000 of Federal Home Loan Bank advances as of December 31, 2007 and December 31, 2006, respectively, and we averaged $33,917,000 and $39,250,000 of Federal Home Loan Bank advances during the years ended December 31, 2007 and December 31, 2006, respectively. The decrease in borrowings reflects $5,000,000 in short term borrowing repayments. There was $10,000,000 in new long term borrowings as well as $10,000,000 in long term borrowing repayments. Total borrowings decreased by $5,000,000 from the prior year. We have relied on borrowings to an extent since the third quarter of 2003 to fund loan growth.

The following table sets forth certain information regarding the Federal Home Loan Bank advances for the periods indicated. The table indicates both long and short-term borrowings.

	Years Ended December 31,
	2007	2006
	(Dollars in Thousands)
FHLB Advances:
Maximum month-end balance	$34,000	$39,000
Balance at end of period	34,000	39,000
Average balance	33,917	39,250

Weighted average interest rate at end of period	3.47%	4.35%
Weighted average interest rate during period	4.18%	4.07%

Personnel

As of December 31, 2007, we had 26 full-time employees and 9 part-time employees. Our employees are not represented by any collective bargaining group. Management believes that we have good relations with our employees.

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

SUPERVISION AND REGULATION

The following discussion of certain laws and regulations which are applicable to SFSB, Inc. and Slavie Federal Savings Bank, as well as descriptions of laws and regulations contained elsewhere in this Report, summarizes the aspects of such laws and regulations which are deemed to be material to SFSB, Inc. and Slavie Federal Savings Bank. However, the summary does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations.

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

The risk-based capital standard for savings banks requires the maintenance of Tier 1 (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 100%, assigned by the Office of Thrift Supervision based on the risks believed inherent in the type of asset. Core capital is defined as common stockholders’ equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries, less intangibles other than certain mortgage servicing rights and credit card relationships. The components of supplementary capital currently include cumulative preferred stock, long term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair market values. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.

At December 31, 2007, Slavie Federal Savings Bank’s capital exceeded all applicable requirements.

Loans-to-One Borrower. A federal savings bank generally may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. As of December 31, 2007, Slavie Federal Savings Bank was in compliance with the loans-to-one borrower limitations.

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

A savings bank that fails the qualified thrift lender test must either convert to a bank charter or operate under specified restrictions. At December 31, 2007, Slavie Federal Savings Bank maintained approximately 84.49% of its portfolio assets in qualified thrift investments.

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

At December 31, 2007, Slavie Federal Savings Bank met the criteria for being considered “well-capitalized.”

Insurance of Deposit Accounts. Deposit accounts in Slavie Federal Savings Bank are insured by the Federal Deposit Insurance Corporation, generally up to a maximum of $100,000 per separately insured depositor and $250,000 for retirement accounts. Slavie Federal Savings Bank’s deposits therefore are subject to Federal Deposit Insurance Corporation deposit insurance assessments.

The Federal Deposit Insurance Corporation assesses insurance premiums based on risk, which allows it to tie each financial institution’s deposit insurance premiums to the risk it poses to the deposit insurance fund. Under the risk-based assessment system, the Federal Deposit Insurance Corporation evaluates the risk of each financial institution based on its supervisory rating, its financial ratios, and its long-term debt issuer rating. The rates for nearly all of the financial institution industry vary between five and seven cents for every $100 of domestic deposits. Beginning in 2007, the assessments paid by the Bank were offset by the allocation of $103,000 in credits from the Federal Deposit Insurance Corporation for prior premiums paid by the Bank. At December 31, 2007, there was a remaining credit balance of $47,000 to be allocated against future assessments.

      In 2006, the Federal Deposit Insurance Corporation merged the Bank Insurance Fund (“BIF”) and the Savings Association Insurance Fund (“SAIF”) into a single fund called the Deposit Insurance Fund. As a result of a merger, the BIF and the SAIF were abolished. The merger of the BIF and the SAIF into the Deposit Insurance Fund does not affect the authority of the Financing Corporation (“FICO”) to impose and collect, with the approval of the Federal Deposit Insurance Corporation, assessments for anticipated payments, issuance cost and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2017 through 2019. For the quarter ended December 31, 2007, the annualized FICO assessment was equal to 1.14 basis points for each $100 in domestic deposits maintained at an institution.

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

Federal Home Loan Bank System. Slavie Federal Savings Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions. As a member of the Federal Home Loan Bank of Atlanta, Slavie Federal Savings Bank is required to acquire and hold shares of capital stock in the Federal Home Loan Bank in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its borrowings from the Federal Home Loan Bank, whichever is greater. As of December 31, 2007, Slavie Federal Savings Bank was in compliance with this requirement.

Federal Reserve System

The Federal Reserve Board regulations require savings banks to maintain non-interest-earning reserves against their transaction accounts, such as negotiable order of withdrawal and regular checking accounts. At December 31, 2007, Slavie Federal Savings Bank was in compliance with these reserve requirements.

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

Failure of a financial institution to comply with the USA Patriot Act’s requirements could have serious legal and reputational consequences for the institution. We have adopted appropriate policies, procedures and controls to address compliance with the requirements of the USA Patriot Act under the existing regulations and will continue to revise and update our policies, procedures and controls to reflect changes required by the USA Patriot Act and Treasury’s regulations.

The costs or other effects of the compliance burdens imposed by the Patriot Act or future anti-terrorist, homeland security or anti-money laundering legislation or regulations cannot be predicted with certainty.

Check 21

The Check Clearing for the 21st Century Act, also known as “Check 21” gives “substitute checks,” such as a digital image of a check and copies made from that image, the same legal standing as the original paper check. Some of the major provisions include:

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

Consumer Credit Reporting

The Fair and Accurate Credit Transactions Act amended the federal Fair Credit Reporting Act. These amendments to the Fair Credit Reporting Act (the “FCRA Amendments”) include, among other things:

•
requirements for financial institutions to develop policies and procedures to identify relevant patterns, practices, and specific forms of activity that are “red flags” signaling potential identity theft and, upon the request of a consumer, place a fraud alert in the consumer's credit file stating that the consumer may be the victim of identity theft or other fraud;

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

Permitted Activities. Pursuant to Section 10(o) of the Home Owners’ Loan Act and Office of Thrift Supervision regulations and policy, a mutual holding company and a federally chartered mid-tier holding company such as SFSB, Inc. may engage in the following activities: (1) investing in the stock of a savings bank; (2) acquiring a mutual association through the merger of such association into a savings bank subsidiary of such holding company or an interim savings bank subsidiary of such holding company; (3) merging with or acquiring another holding company, one of whose subsidiaries is a savings bank; (4) investing in a corporation, the capital stock of which is available for purchase by a savings bank under federal law or under the law of any state where the subsidiary savings bank or banks share their home offices; (5) furnishing or performing management services for a savings bank subsidiary of such company; (6) holding, managing or liquidating assets owned or acquired from a savings subsidiary of such company; (7) holding or managing properties used or occupied by a savings bank subsidiary of such company; (8) acting as trustee under deeds of trust; (9) any other activity (a) that the Federal Reserve Board, by regulation, has determined to be permissible for bank holding companies under Section 4(c) of the Bank Holding Company Act of 1956, unless the Director of the Office of Thrift Supervision, by regulation, prohibits or limits any such activity for savings and loan holding companies or (b) in which multiple savings and loan holding companies were authorized (by regulation) to directly engage on March 5, 1987; (10) any activity permissible for financial holding companies under Section 4(k) of the Bank Holding Company Act, including securities and insurance underwriting; and (11) purchasing, holding, or disposing of stock acquired in connection with a qualified stock issuance if the purchase of such stock by such savings and loan holding company is approved by the Director of the Office of Thrift Supervision. If a mutual holding company acquires or merges with another holding company, the holding company acquired or the holding company resulting from such merger or acquisition may only invest in assets and engage in activities listed in (1) through (11) above, and has a period of two years to cease any nonconforming activities and divest of any nonconforming investments.

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

The Office of Thrift Supervision is prohibited from approving any acquisition that would result in a multiple savings and loan holding company controlling savings institutions in more than one state, subject to two exceptions: (1) the approval of interstate supervisory acquisitions by savings and loan holding companies and (2) the acquisition of a savings institution in another state if the laws of the state of the target savings institution specifically permit such acquisitions. The states vary in the extent to which they permit interstate savings and loan holding company acquisitions.

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

FORWARD LOOKING STATEMENTS

Some of the matters discussed in this annual report and in the annual report to stockholders incorporated herein by reference, including under the captions “Business of SFSB, Inc.,” “Business of Slavie Federal Savings Bank,” “Risk Factors,” “Management’s Discussion And Analysis Of Financial Condition And Results Of Operations” and elsewhere include forward-looking statements. These forward-looking statements include statements regarding the development and introduction of new services, revenues and profitability, deposit growth, future additional branches, liquidity, allowance for loan losses, underwriting standards, interest rate sensitivity, loan mix, growth strategy, funding of unused lines of credit, changes in competitive conditions and our increased competitive profile, expected recovery of the carrying amount of real estate in connection with foreclosed property, market risk and financial and other goals. Forward-looking statements often use words such as “believe,” “expect,” “plan,” “may,” “will,” “should,” “project,” “contemplate,” “anticipate,” “forecast,” “intend,” or other words of similar meaning. You can also identify them by the fact that they do not relate strictly to historical or current facts. When you read a forward-looking statement, you should keep in mind the risk factors described below and any other information contained in and incorporated into this annual report which identifies a risk or uncertainty. SFSB, Inc.’s actual results and the actual outcome of SFSB, Inc.’s expectations and strategies could be different from that described in this annual report or the information incorporated into this annual report because of these risks and uncertainties and you should not put undue reliance on any forward-looking statements. All forward-looking statements speak only as of the date of this filing, and SFSB, Inc. undertakes no obligation to make any revisions to the forward-looking statements to reflect events or circumstances after the date of this filing or to reflect the occurrence of unanticipated events.

Item 1A. Risk Factors

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

Rising Interest Rates May Hurt Our Profits and Assets Value.

Interest rates are still at historically low levels. As a result of low interest rates, we have experienced strong demand for fixed rate loans, and as of December 31, 2007, $135,101,000, or 89.77%, of our loans had fixed rates. If interest rates rise, our net interest income and the value of our assets likely would be reduced because the interest paid on interest-bearing liabilities, such as deposits and borrowings, would increase more quickly than interest received on interest-earning assets, such as loans and investments. Our interest rate spread (the difference between the average yield earned on our interest-earning assets and the average rate paid on our interest-bearing liabilities) was 1.51% for the year ended December 31, 2007 compared to 1.75% for the year ended December 31, 2006. Our net interest margin (net interest income as a percentage of average interest-earning assets) was 1.99% for the year ended December 31, 2007 compared to 2.17% for the year ended December 31, 2006. If interest rates rise, our interest rate spread and net interest margin could be further compressed, which would have a negative effect on our profitability.

Changes in interest rates also affect the value of our interest-earning assets. According to Office of Thrift Supervision calculations, as of December 31, 2007, if interest rates increase by 1%, the net value of our assets (our net portfolio value) will decrease by 13%. If interest rates increase by 2%, the net value of our assets (our net portfolio value) will decrease by 30%. For further discussion of how changes in interest rates could impact us, see “Management’s Discussion and Analysis of Results of Operations and Financial Condition - Management of Market Risk.”

Our Intended Increased Focus on Commercial Real Estate and Commercial Business Loans May Not be Successful.

We intend to grow our commercial loan portfolio in order to increase both our interest and non-interest income. Even with the hiring of two experienced commercial lenders, we may not be successful in continuing to implement this strategy in a highly competitive market, where the larger commercial banks have refocused their marketing efforts to attract the smaller commercial customers we target. As our commercial loan origination volume increases, there is an inherent increase to our exposure of greater loan default since a commercial loan repayment stream generally depends on the successful operation of the borrower’s business and, to a greater extent, may be adversely affected by economic conditions in general. We attempt to minimize these risks by limiting these loans to viable businesses, by securing the loan with corporate assets, by monitoring loan activities closely and by obtaining personal guarantees from the borrowers whenever possible.

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

We Depend Heavily on our Key Personnel, and the Loss of Any of These Personnel Could Disrupt Our Operations and Our Business Could Suffer.

Mr. Logan is our chairman, president and chief executive officer, Mr. Wagner is our executive vice president, chief lending officer, secretary and a member of our board of directors, and Mrs. Wittelsberger is our vice president and chief financial officer. Mr. Logan, Mr. Wagner and Mrs. Wittelsberger provide valuable services to us and would be difficult to replace. We do not have employment agreements with Mr. Logan, Mr. Wagner or Mrs. Wittelsberger and they are therefore free to unilaterally terminate their employment with us; if any of Mr. Logan, Mr. Wagner or Mrs. Wittelsberger were to leave for any reason, our business could suffer. Moreover, we do not maintain “key-man” life insurance on Messrs. Logan or Wagner or Mrs. Wittelsberger.

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

If Economic Conditions Continue to Deteriorate, Our Results of Operations and Financial Condition Could be Adversely Affected as Borrowers’ Ability to Repay Loans Declines and the Value of the Collateral Securing Our Loans Decreases.

Our financial results may be adversely affected by changes in prevailing economic conditions, including decreases in real estate values, changes in interest rates which may cause a decrease in interest rate spreads, adverse employment conditions, the monetary and fiscal policies of the federal government and other significant external events. Because most of our loan portfolio is comprised of real estate related loans, continued decreases in real estate values could adversely affect the value of property used as collateral. Although we have not been impacted by recent adverse economic changes due to our strict underwriting standards, further adverse changes in the economy may have a negative effect on the ability of our borrowers to make timely repayments of their loans, which would have an adverse impact on our earnings.

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

We are particularly susceptible to this risk because a large portion of our loans are of relatively recent origin due to our growth over the past six years. In general, loans do not begin to show signs of credit deterioration or default until they have been outstanding for some period of time, a process we refer to as “seasoning.” As a result, a portfolio of older loans will usually behave more predictably than a newer portfolio. Because a large portion of our loan portfolio is relatively new, the current level of delinquencies and defaults may not be representative of the level that will prevail when the portfolio becomes more seasoned, which may be higher than current levels. If delinquencies and defaults increase, we may be required to increase our provision for loan losses.

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

Our Stock Benefit Plans Increase Our Expenses, Which Reduce Our Profitability and Stockholders’ Equity.

We have recognized annual material employee compensation and benefit expenses stemming from the securities purchased or granted to employees, officers and directors under our employee stock ownership plan and the equity benefit plans we adopted with shareholders’ approval in 2005. In 2007, these expenses totaled $171,000. We cannot predict the total actual amount of these expenses because applicable accounting practices require that they be based on the fair market value of the securities at specific points in the future. We recognize expenses for our employee stock ownership plan when shares are released to participants’ accounts and recognize expenses for restricted stock awards over the vesting period of awards made to recipients. We also recognize expenses in connection with grants of stock options.

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

The Costs Of Being A Public Company Are Proportionately Higher For Small Companies Like Us Due To The Requirements Of The Sarbanes-Oxley Act.

The Sarbanes-Oxley Act of 2002 and the related rules and regulations promulgated by the Securities and Exchange Commission have increased the scope, complexity, and cost of corporate governance, reporting, and disclosure practices. These regulations are applicable to SFSB, Inc. We have experienced increasing compliance costs, including costs related to internal controls, as a result of the Sarbanes-Oxley Act. These necessary costs are proportionately higher for a company of our size and will affect our profitability more than that of some of our larger competitors.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

We conduct our business through our main office and one branch office. The net book value of our premises, land and equipment was $5,107,000 at December 31, 2007. The following table provides certain information with respect to our offices as of December 31, 2007:

Location	Leased or Owned	Year Acquired or Leased	Net Book Value of Property and Leasehold Improvements	Deposits at December 31, 2007
(Dollars in Thousands)

Main Office 1614 Churchville Road Bel Air, MD 21015	Owned	2001	$4,865	$26,300

Branch Office 3700 East Northern Pkwy Baltimore, MD 21206	Owned	1976	$242	$87,798

Item 3. Legal Proceedings

From time to time we may be involved in litigation relating to claims arising out of the ordinary course of our business. At December 31, 2007, we were not involved in any legal proceedings the outcome of which, in management’s opinion, would be material to our financial condition or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted during the fourth quarter of the year ended December 31, 2007 to a vote of security holders of SFSB, Inc.

PART II

Item 5. Market for Registrant’s Common Equity Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock

As of March 21, 2008, the number of holders of record of SFSB, Inc.’s common stock was approximately 140. SFSB, Inc.’s common stock is traded on the Over the Counter Bulletin Board (“OTCBB”) under the symbol “SFBI.OB.”

The following table reflects the high and low sales information as reported on the OTCBB for the periods presented. Quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not represent actual transactions.

	2007 Bid Price Range		2006 Bid Price Range
Quarter	High	Low	High	Low
1st	$9.80	$9.15	$9.80	$9.10
2nd	9.80	8.75	10.05	9.55
3rd	9.25	7.50	9.75	9.60
4th	8.65	8.10	9.95	9.60

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

Stock Repurchases

On November 21, 2005, SFSB, Inc.’s board of directors adopted a stock repurchase program to acquire up to 53,561 shares, or approximately 4% of its outstanding common stock held by persons other than Slavie Bancorp, MHC. SFSB, Inc’s board of directors approved additional repurchases of up to an additional 66,951 shares on May 10, 2006, 62,334 shares on August 6, 2007 and 59,052 shares on February 19, 2008, in each case constituting approximately 5% of its outstanding common stock held by persons other than Slavie Bancorp, MHC at such time. Stock purchases are made from time to time in the open market at the discretion of the management. The repurchase program is dependent upon market conditions and other applicable legal requirements and is undertaken within a 12-month period. As of December 31, 2007, SFSB, Inc. had repurchased 183,347 shares on the open market at an average cost of $9.15 per share to fund a stock-based compensation plan. In accordance with the terms of the stock repurchase program, SFSB, Inc. is authorized to purchase an additional 58,551 shares before February 19, 2009.

The table below summarizes our repurchases of equity securities during the fourth quarter of 2007.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plan or Programs
October 1-31, 2007	0	n/a	0	56,730
November 1-30, 2007	0	n/a	0	56,730
December 1-31, 2007	57,230	$8.51	57,230	(500)*
Total Fourth Quarter	57,230	$8.51	57,230	(500)*

*The inadvertent purchase on our behalf of 500 shares in excess of the then-current authorization was subsequently approved and ratified by the board.

Item 6. Selected Financial Data

The information contained under the section captioned “Selected Consolidated Financial and Other Data” of the Annual Report is incorporated herein by reference.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained under the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Annual Report is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The information contained under the section captioned “Management’s Discussion and Analysis of Management of Market Risk” of the Annual Report is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data

The information contained under the section captioned “Consolidated Financial Statements” of the Annual Report is incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There has been no occurrence requiring a response to this Item.

Item 9A. Controls and Procedures

As of the end of the period covered by this annual report on Form 10-K, SFSB, Inc.’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of SFSB, Inc.’s disclosure controls and procedures. Based upon that evaluation, SFSB, Inc.’s Chief Executive Officer and Chief Financial Officer concluded that SFSB, Inc.’s disclosure controls and procedures are effective as of December 31, 2007. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by SFSB, Inc. in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

In addition, there were no changes in SFSB, Inc.’s internal control over financial reporting (as defined in Rule 13a-15 or Rule 15d-15 under the Securities Act of 1934, as amended) during the quarter ended December 31, 2007, that have materially affected, or are reasonably likely to materially affect, SFSB, Inc.’s internal control over financial reporting.

Management’s Report On Internal Control Over Financial Reporting

The management of SFSB, Inc. (“the Company”) is responsible for establishing and maintaining adequate internal control over financial reporting. The internal control over financial reporting has been designed under our supervision to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s consolidated financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America.

Management has conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007, utilizing the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2007 is effective.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Item 9B. Other Information

None

PART III.

Item 10. Directors, Executive Officers and Corporate Governance

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

The remaining information required by this Item 10 is incorporated by reference from the information appearing under the captions “Election of Directors,” “Board Meetings and Committees,” “Executive Compensation - Information Regarding Executive Officers Who are Not Directors and Key Employees” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement for the 2008 Annual Meeting of Stockholders of SFSB, Inc.

Item 11. Executive Compensation

The information required by this Item 11 is incorporated by reference from the information appearing under the captions “Executive Compensation” and “Director Compensation” in the Proxy Statement for the 2008 Annual Meeting of Stockholders of SFSB, Inc.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 is incorporated by reference from the information appearing under the captions “Security Ownership of Management and Certain Security Holders” in the Proxy Statement for the 2008 Annual Meeting of Stockholders of SFSB, Inc.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated by reference from the information appearing under the captions “Election of Directors” and “Certain Relationships and Related Transactions” in the Proxy Statement for the 2008 Annual Meeting of Stockholders of SFSB, Inc.

Item 14. Principal Accountant Fees and Services

Audit and Non-Audit Fees

The following table presents fees for professional audit services rendered by Beard Miller Company LLP for the audit of SFSB, Inc.’s annual consolidated financial statements for the years ended December 31, 2007 and December 31, 2006, and fees billed for other services rendered by Beard Miller Company LLP during those periods.

	Years Ended December 31,
	2007	2006

Audit Fees(1)	$53,904	$53,200
Audit Related Fees(2)	400	-
Tax Fees(3)	9,946	5,800
All Other Fees(4)	-	-
Total	$64,250	$59,000

(1) Audit Fees consist of fees billed for professional services rendered for the audit of SFSB, Inc.’s consolidated annual financial statements and review of the interim consolidated financial statements included in quarterly reports, and services that are normally provided by Beard Miller Company LLP in connection with statutory and regulatory filings or engagements.

(2) Audit-Related Fees would normally consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of SFSB, Inc.’s consolidated (or Slavie Federal Savings Bank’s) financial statements and are not reported under “Audit Fees.”

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

Item 15. Exhibits, Financial Statement Schedules

(a)(1) Financial Statements.

The following are included in the Consolidated Financial Statements included in SFSB, Inc.’s Annual Report to Stockholders:

A.	Consolidated Statements of Financial Condition
B.	Consolidated Statements of Operations
C.	Consolidated Statements of Stockholders’ Equity
D.	Consolidated Statements of Cash Flows

(a)(1)  Schedules.

All financial statement schedules are omitted because they are not applicable, not required under the instructions or all the information required is set forth in the financial statements or notes thereto.

(a)(3) Exhibits.

Exhibit No.	Description of Exhibits

2*	Slavie Federal Savings Bank Second Amended and Restated Plan of Reorganization from a Mutual Savings Bank to a Mutual Holding Company and Stock Issuance Plan

3.1*	Federal Stock Charter of SFSB, Inc.

3.2*	Bylaws of SFSB, Inc.

4*	Form of Common Stock certificate of SFSB, Inc.

4.1@	Advances and Security Agreement between Slavie Federal Savings Bank and the Federal Home Loan Bank of Atlanta

10.1*	Form of Employee Stock Ownership Plan, as amended

10.2**	Loan Documents relating to Employee Stock Ownership Plan

10.8#	Terms of Retirement Benefit Paid to Former President Roger Schueler

10.9##	Form of 2005 Stock Option Plan

10.10##	Form of 2005 Recognition and Retention Plan

10.11##	Form of Employee Stock Option Agreement

10.12##	Form of Director Stock Option Agreement

10.13##	SFSB, Inc. and Slavie Federal Savings Bank Director Compensation Policy

10.14###	Form of Restricted Stock Agreement

13	Annual Report to Stockholders

21@	Subsidiaries of Registrant

23.1	Consent of Beard Miller Company LLP

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

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

The exhibit which is denominated with one number sign (#) was previously filed by SFSB, Inc. as a part of, and is hereby incorporated by reference from, SFSB, Inc.’s Annual Report on Form 10-KSB filed on March 30, 2005.

The exhibits which are denominated with two number signs (##) were previously filed by SFSB, Inc. as a part of, and are hereby incorporated by reference from, SFSB, Inc.’s Current Report on Form 8-K filed on August 5, 2005.

The exhibit which is denominated with three number signs (###) was previously filed by SFSB, Inc. as a part of, and is hereby incorporated by reference from, SFSB, Inc.’s Current Report on Form 8-K filed on August 26, 2005.

The exhibits which are denominated with the @ sign were previously filed by SFSB, Inc. as a part of, and are hereby incorporated by reference from, SFSB, Inc.’s Annual Report on Form 10-KSB filed on March 30, 2006.
Note: Exhibits 10.8 through 10.14 relate to management contracts or compensatory plans or arrangements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SFSB, INC.
Date : March 31, 2008
	By:	/s/ Philip E. Logan
Philip E. Logan
President, Chairman & CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Philip E. Logan	President, CEO, Chairman and	March 31, 2008
Philip E. Logan	Principal Executive Officer; Director

/s/ Sophie T. Wittelsberger	Vice President and Chief Financial Officer,	March 31, 2008
Sophie T. Wittelsberger	Principal Financial Officer and Principal Accounting Officer

/s/ J. Benson Brown	Director	March 31, 2008
J. Benson Brown

/s/ Thomas J. Drechsler	Director	March 31, 2008
Thomas J. Drechsler

/s/ Robert M. Stahl, IV	Director	March 31, 2008
Robert M. Stahl, IV

/s/ James D. Wise	Director	March 31, 2008
James D. Wise

/s/ Charles E. Wagner, Jr.	Executive Vice President and	March 31, 2008
Charles E. Wagner, Jr.	Secretary; Director

EXHIBIT INDEX

2*	Slavie Federal Savings Bank Second Amended and Restated Plan of Reorganization from a Mutual Savings Bank to a Mutual Holding Company and Stock Issuance Plan

3.1*	Federal Stock Charter of SFSB, Inc.

3.2*	Bylaws of SFSB, Inc.

4*	Form of Common Stock certificate of SFSB, Inc.

4.1@	Advances and Security Agreement between Slavie Federal Savings Bank and the Federal Home Loan Bank of Atlanta

10.1*	Form of Employee Stock Ownership Plan, as amended

10.2**	Loan Documents relating to Employee Stock Ownership Plan

10.8#	Terms of Retirement Benefit Paid to Former President Roger Schueler

10.9##	Form of 2005 Stock Option Plan

10.10##	Form of 2005 Recognition and Retention Plan

10.11##	Form of Employee Stock Option Agreement

10.12##	Form of Director Stock Option Agreement

10.13##	SFSB, Inc. and Slavie Federal Savings Bank Director Compensation Policy

10.14###	Form of Restricted Stock Agreement

13	Annual Report to Stockholders

21@	Subsidiaries of Registrant

23.1	Consent of Beard Miller Company LLP

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

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

The exhibit which is denominated with one number sign (#) was previously filed by SFSB, Inc. as a part of, and is hereby incorporated by reference from, SFSB, Inc.’s Annual Report on Form 10-KSB filed on March 30, 2005.

The exhibits which are denominated with two number signs (##) were previously filed by SFSB, Inc. as a part of, and are hereby incorporated by reference from, SFSB, Inc.’s Current Report on Form 8-K filed on August 5, 2005.

The exhibit which is denominated with three number signs (###) was previously filed by SFSB, Inc. as a part of, and is hereby incorporated by reference from, SFSB, Inc.’s Current Report on Form 8-K filed on August 26, 2005.

The exhibits which are denominated with the @ sign were previously filed by SFSB, Inc. as a part of, and are hereby incorporated by reference from, SFSB, Inc.’s Annual Report on Form 10-KSB filed on March 30, 2006.
Note: Exhibits 10.8 through 10.14 relate to management contracts or compensatory plans or arrangements.