Form 10-Q
period 2008-03-31
SFSB, Inc.
filed 2008-05-14
CIK 1303026

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ______to ___________

Commission file number: 000-51037

SFSB, INC.
(Exact name of registrant as specified in its charter)

United States	20-2077715
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐  Accelerated filer ☐   Non-accelerated filer ☐    Smaller reporting company ☑
    (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐ Yes       ☒No

State the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date:

As of May 10, 2008, there were 2,817,644 shares of the issuer’s Common Stock, par value $0.01 per share, outstanding.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

SFSB, Inc.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	March 31, 2008	December 31, 2007
	(Dollars in thousands, except per share data)
ASSETS
Cash and due from banks	$769	$612
Federal funds sold	1,044	665
Cash and cash equivalents	1,813	1,277

Investment securities - available for sale	8,952	8,942
Investment securities - held to maturity	2,000	3,000
Mortgage backed securities - held to maturity	2,061	2,247
Loans receivable - net of allowance for loan losses of
2008 $1,007; 2007 $972	151,304	147,744
Foreclosed real estate	1,096	1,083
Federal Home Loan Bank of Atlanta stock, at cost	1,863	1,844
Premises and equipment, net	5,070	5,107
Accrued interest receivable	574	564
Other assets	465	436
Total assets	$175,198	$172,244

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities
Deposits	$117,703	$114,098
Checks outstanding in excess of bank balance	—	1,077
Borrowings	34,000	34,000
Advance payments by borrowers for taxes and insurance	1,056	339
Other liabilities	644	961

Total liabilities	153,403	150,475

Stockholders’ Equity
Preferred stock, no par value, 1,000,000 shares authorized, none issued and outstanding	—	—
Common stock, par value $.01, 9,000,000 shares authorized, 2,975,625 shares issued at March 31, 2008 and December 31, 2007 and 2,817,644 shares outstanding at March 31, 2008 and December 31, 2007, respectively	30	30
Additional paid-in capital	12,854	12,828
Retained earnings (substantially restricted)	11,538	11,496
Unearned Employee Stock Ownership Plan shares	(978)	(992)
Treasury Stock at cost, March 31, 2008 and December 31, 2007, 157,981 shares	(1,434)	(1,434)
Accumulated other comprehensive loss	(215)	(159)
Total stockholders’ equity	21,795	21,769
Total liabilities and stockholders’ equity	$175,198	$172,244

See notes to consolidated financial statements.

SFSB, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,
	2008	2007
	(Dollars in thousands, except for per share data)
Interest and fees on loans	$2,225	$2,042
Interest and dividends on investment securities	127	146
Interest on mortgage backed securities	24	34
Other interest income	36	80
Total interest income	2,412	2,302

Interest on deposits	1,176	1,114
Interest on short-term borrowings	67	149
Interest on long-term borrowings	268	261
Total interest expense	1,511	1,524

Net interest income	901	778
Provision for loan losses	36	33
Net interest income after provision for loan
losses	865	745

Other Income
Rental income	42	39
Other income	41	20
Gain on sale of loans	—	8
Total other income	83	67

Non-Interest Expenses
Compensation and other related expenses	484	434
Occupancy expense	97	95
Advertising expense	54	44
Service bureau expense	47	43
Furniture, fixtures and equipment	31	34
Telephone, postage and delivery	21	19
Other expenses	148	149
Total non-interest expenses	882	818

Income (Loss) before income tax provision	66	(6)
Income tax provision	24	4

Net income (loss)	$42	$(10)

Basic Earnings per Share	$0.02	$0.00

Diluted Earnings Per Share	$0.02	$0.00

See notes to consolidated financial statements.

SFSB, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended
	March 31,
	2008	2007
	(Dollars in thousands)

Net income (loss)	$42	$(10)

Net unrealized gain (loss) on securities available for sale during the period (net of taxes of $(37) and $3)	(56)	5

Total Comprehensive Loss	$(14)	$(5)

See notes to consolidated financial statements.

SFSB, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
	2008	2007
	(Dollars in thousands)
Cash Flows From Operating Activities
Net income (loss)	$42	$(10)
Adjustments to Reconcile Net Income (Loss) to Net Cash from Operating Activities:
Non-cash compensation under stock based compensation plans and Employee Stock Ownership Plan	41	44
Net amortization of premiums and discounts of investment securities	2	4
Amortization of deferred loan fees	(34)	(11)
Provision for loan losses	36	33
Gain on sale of loans	—	(8)
Loans originated for sale	(430)	(3,313)
Proceeds from loans sold	430	3,321
Provision for depreciation	58	59
(Increase) decrease in accrued interest receivable and other assets	(39)	44
(Decrease) increase in other liabilities	(317)	31
Net Cash (Used in) Provided by Operating Activities	(211)	194

Cash Flows from Investing Activities
Purchase of available for sale securities	(104)	(109)
Proceeds from redemption of held to maturity securities	1,000	—
Net (increase) decrease in loans	(3,403)	1,250
Purchase of loans	(134)	—
Principal collected on mortgage backed securities	184	211
Purchase of Federal Home Loan Bank of Atlanta stock	(23)	—
Redemption of Federal Home Loan Bank of Atlanta stock	3	142
Purchases of premises and equipment	(22)	(62)
Net Cash (Used in) Provided by Investing Activities	(2,499)	1,432

Cash Flows from Financing Activities
Net increase in deposits	3,605	1,973
(Decrease) increase in checks outstanding in excess of bank balance	(1,077)	292
Proceeds from long term borrowings	—	5,000
Repayment of long term borrowings	—	(5,000)
Net change in short term borrowings	—	(3,500)
Increase in advance payments by borrowers for taxes and insurance	718	722
Net Cash Provided by (Used in) Financing Activities	3,246	(513)
Increase in cash and cash equivalents	536	1,113
Cash and cash equivalents at beginning of period	1,277	2,851
Cash and cash equivalents at end of period	$1,813	$3,964

Supplemental Disclosures of Cash Flows Information:
Income taxes	$133	$—
Interest expense	$1,519	$1,524

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

Slavie Bancorp, MHC, a mutual holding company whose activity is not included in the accompanying consolidated financial statements, owns 58.8% of the outstanding common stock of the Company as of March 31, 2008.

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

Note 3 - Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to SEC Form 10-Q. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements.

The foregoing consolidated financial statements in the opinion of management include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation thereof. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the full year.

Note 4 - Earnings Per Share

Basic earnings per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the appropriate period. Unearned Employee Stock Ownership Plan (“ESOP”) shares are not included in outstanding shares. Diluted earnings per share is computed by dividing net income (loss) by the weighted average shares outstanding as adjusted for the dilutive effect of outstanding stock options and unvested stock awards. Potential common shares related to stock options and unvested stock awards are determined based on the “treasury stock” method. Information related to the calculation of earnings per share is summarized for the three months ended March 31, 2008 and 2007 as follows:

(In thousands, except per share data)
	March 31, 2008
	Basic	Diluted
Net income	$42	$42

Weighted average common shares outstanding	2,716	2,716

Dilutive securities:
Stock options	—	—
Unvested Stock Awards	—	—
Adjusted weighted average shares	2,716	2,716
Per share amount	$0.02	$0.02

(In thousands, except per share data)
	March 31, 2007
	Basic	Diluted
Net loss	$(10)	$(10)

Weighted average common shares outstanding	2,793	2,793

Dilutive securities:
Stock options	—	—
Unvested Stock Awards	—	—
Adjusted weighted average shares	2,793	2,793
Per share amount	$0.00	$0.00

Note 5 - Regulatory Capital Requirements

At March 31, 2008, the Bank met each of the three minimum regulatory capital requirements. The following table summarizes the Bank’s regulatory capital position at March 31, 2008 and December 31, 2007.

					Minimum
					To Be Well
			Minimum		Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provision
	Amount	%	Amount	%	Amount	%
March 31, 2008	(Dollars in thousands)
Tangible (1)	$17,020	9.68%	$2,637	1.50%	N/A	N/A
Tier I risk-based (2)	17,020	16.44%	N/A	N/A	$6,213	6.00%
Core (leverage) (1)	17,020	9.68%	7,033	4.00%	8,792	5.00%
Total risk-based (2)	17,927	17.31%	8,284	8.00%	10,355	10.00%

December 31, 2007
Tangible (1)	$16,948	9.81%	$2,591	1.50%	N/A	N/A
Tier I risk-based (2)	16,948	16.42%	N/A	N/A	$6,194	6.00%
Core (leverage) (1)	16,948	9.81%	6,909	4.00%	8,637	5.00%
Total risk-based (2)	17,920	17.36%	8,259	8.00%	10,324	10.00%

(1)	To adjusted total assets.
(2)	To risk-weighted assets.

Note 6 - Stock-Based Compensation

The compensation cost charged against income for stock-based compensation plans, excluding ESOP, was $30,000 for each of the three months ended March 31, 2008 and 2007. The total income tax benefit recognized was $8,000 for each of the three months ended March 31, 2008 and 2007.

Note 7 - Fair Values for Financial Instruments

In September 2006, the Financial Accounting Standards Board issued FASB Statement No. 157, “Fair Value Measurements,” (SFAS 157) which defines fair value, establishes a framework for measuring fair value under Generally Accepted Accounting Principles, and expands disclosures about fair value measurements. SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements. The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. Effective January 1, 2008, the Company adopted SFAS 157. The primary effect of SFAS 157 on the Company was to expand the required disclosures pertaining to the methods used to determine fair values.

SFAS 157 establishes a fair value hierarchy that prioritizes the inputs to valuation methods used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurements).

The three levels of the fair value hierarchy under SFAS 157 are as follows:

Level 1: Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

Level 2: Quoted prices in markets that are not active, or inputs that are observable either directly or indirectly, for substantially the full term of the asset or liability.

Level 3: Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e. supported with little or no market activity).

An asset or liability’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.

For assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2008 are as follows:

	March 31, 2008	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Other Unobservable Inputs
	(Dollars in thousands)
Securities available for sale	$8,952	$8,952	$—	$—
Foreclosed Real Estate	1,096	—	—	1,096
Total	$10,048	$8,952	$—	$1,096

The valuation techniques were used to measure fair value of assets in the table above on a recurring basis as of March 31, 2008.

Available for sale securities - As of March 31, 2008, the fair value on available for sale securities was based on actual market pricing for the securities.

Foreclosed Real Estate - Fair value of foreclosed real estate was based on an independent third party appraisal of the property. This value was determined based on the sale price of similar development properties in the proximate vicinity. There has been no significant activity during the first quarter of 2008.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

Earnings increased to $42,000 for the three months ended March 31, 2008 as compared to a net loss of $10,000 for the same period in 2007. This increase was primarily due to an increase in interest income as a result of an increase in higher yielding commercial loan originations and an increase in fee income from commissions earned through a financial services operation established in mid 2007. The increase also resulted from a decrease in interest expense because the interest rates we pay on deposit accounts have dropped as a result of recent decreases in the prime rate instituted by the Federal Reserve Board in response to the unfavorable economy. These increases were partially offset by an increase in non-interest expenses primarily due to an increase in compensation expenses related to the hiring of two experienced commercial loan originators and a certified financial planner. Interest income increased $110,000, or 4.78%, non-interest income increased $16,000, or 23.88%, and interest expense decreased $13,000, or 0.85%. These improvements were offset by a $64,000, or 7.82%, increase in non- interest expenses.

Assets increased during the first three months of 2008 primarily because we increased our loan portfolio by $3,560,000, or 2.41%, to $151,304,000 at March 31, 2008 from $147,744,000 at December 31, 2007. The increase is also the result of increases in cash and cash equivalents of $536,000, or 41.97%, to $1,813,000 at March 31, 2008 from $1,277,000 at December 31, 2007, investment securities available for sale of $10,000, or 0.11%, to $8,952,000 at March 31, 2008 from $8,942,000 at December 31, 2007, Federal Home Loan Bank of Atlanta stock of $19,000, or 1.03%, to $1,863,000 at March 31, 2008 from $1,844,000 at December 31, 2007 and other assets of $29,000, or 6.65%, to $465,000 at March 31, 2008 from $436,000 at December 31, 2007. These increases were partially offset by decreases in investment securities held to maturity of $1,000,000, or 33.33%, to $2,000,000 at March 31, 2008 from $3,000,000 at December 31, 2007 and mortgage backed securities held to maturity of $186,000, or 8.27%, to $2,061,000 at March 31, 2008 from $2,247,000 at December 31, 2007.

As further discussed in the Asset Quality section of this report, we hold a 19% participation (approximately $1,096,000 in unpaid principal balance) in an acquisition and development loan.  This loan is a foreclosed real estate participation loan. The foreclosed property has been contracted subject to a feasibility study period currently scheduled to expire on June 15, 2008. With a pending settlement expected before the end of the third quarter of 2008, we anticipate that we will recover the carrying amount of the real estate, although there can be no assurance that this will be the case. Additionally, a $100,000 business line of credit loan, restructured in the third quarter of 2007, is classified as impaired, because we believe that there is a substantial likelihood that we will not collect the total amount of the outstanding principal balance on this loan. A specific reserve of $100,000, or 100%, of the remaining loan balance continues to remain in our allowance for loan losses.

To remain competitive and offer even more choices to our customers, we have implemented a health savings account to assist customers in making medical expenses more affordable and a Coverdell Education Savings Account to assist our customers with planning for educational expenses. We also offer an eight month certificate of deposit and a carefree premium checking account with what we believe are attractive interest rates. In addition, we offer a merchant bank card service through a third party vendor, which offers our commercial checking account customers the convenience of processing their debit and credit transactions with ease. We also offer a comprehensive and full service approach to managing finances and investing in the future. The creation of Slavie Financial Services and the addition of a certified financial planner in mid-year 2007 enabled us to bring investment guidance and financial planning expertise to our customers, while expanding our ability to provide personalized services that focus on the successful financial well being of our customers.

During 2008, our product development and review committee expects to develop and implement remote deposit for commercial accountholders, a Slavie credit card, foreign currency services for our customers traveling abroad and check imaging services for our checking accountholders to provide an even wider variety of products and services to our customers.

We continue to implement strategies formed during strategic planning meetings of the Board of Directors and the Company’s officers during 2006. In our continued efforts to boost the yield of our interest earning assets during a period of net interest margin compression, management, along with our two experienced commercial loan originators, continues to increase and diversify the Bank’s mix of commercial loans to residential loans in its portfolio. In addition, we intensified our marketing strategy by offering incentives to attract new checking accounts in an effort to attain our goal of decreasing the cost of our interest bearing liabilities. Our directors, officers, management and staff remain committed in a unified effort to improve the Bank’s profitability.

Key measurements and events for the three-month period ended March 31, 2008 include the following:

•	Total assets at March 31, 2008 increased by 1.72% to $175,198,000 as compared to $172,244,000 as of December 31, 2007.

•	Net loans outstanding increased by 2.41% from $147,744,000 as of December 31, 2007 to $151,304,000 as of March 31, 2008.

•
Nonperforming loans and foreclosed real estate totaled $1,935,000 at March 31, 2008 as compared with a total of $1,551,000 at December 31, 2007. We believe an appropriate allowance for loan losses continues to be maintained.

•	Deposits at March 31, 2008 were $117,703,000, an increase of $3,605,000 or 3.16% from $114,098,000 at December 31, 2007.

•	We realized net income of $42,000 for the three-month period ended March 31, 2008. This compares to a net loss of $10,000 for the three-month period ended March 31, 2007.

•
Net interest income, our main source of income, was $865,000 during the three-month period ended March 31, 2008 compared to $745,000 for the same period in 2007. This represents an increase of 16.11% for the three months ended March 31, 2008 as compared to the same period in 2007.

•
We had three overdraft protection loan charge-offs totaling $1,000 during the three-month period ended March 31, 2008. We had a commercial non-real estate loan charge-off of $120,000 during the same period in 2007.

•	Non-interest income increased by $16,000, or 23.88%, for the three-month period ended March 31, 2008, as compared to the three-month period ended March 31, 2007, from $67,000 to $83,000.

•	Non-interest expense increased by $64,000 or 7.82% for the three-month period ended March 31, 2008, as compared to the same period in 2007, from $818,000 to $882,000.

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

Management’s judgment is inherent in the determination of the provision and allowance for loan losses, including in connection with the valuation of collateral and the financial condition of the borrower. The establishment of allowance factors is a continuing exercise and allowance factors may change over time, resulting in an increase or decrease in the amount of the provision or allowance based upon the same volume and classification of loans. Changes in allowance factors or in management’s interpretation of those factors will have a direct impact on the amount of the provision, and a corresponding effect on income and assets. Also, errors in management’s perception and assessment of the allowance factors could result in the allowance not being adequate to cover losses in the portfolio, and may result in additional provisions or charge-offs, which would adversely affect income and capital. For additional information regarding the allowance for loan losses, see “Results of Operations for the Three Months Ended March 31, 2008 and 2007 - Provision for Loan Losses and Analysis of Allowance for Loan Losses.”

Results of Operations for the Three Months Ended March 31, 2008 and 2007

General. Net income increased $52,000 to a net income of $42,000 for the three months ended March 31, 2008 compared to a net loss of $10,000 for the same period in the prior year. The increase was due primarily to a $110,000 increase in interest income, offset by a $64,000 increase in non-interest expenses.

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

	Three Months Ended March 31, 2008			Three Months Ended March 31, 2007
	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans receivable(1)	$149,821	$2,225	5.94%	$146,033	$2,042	5.59%
Mortgage-backed securities	2,131	24	4.50	3,050	34	4.46
Investment securities (available for sale)	8,969	104	4.64	8,607	109	5.07
Investment securities (held to maturity)	2,333	23	3.94	4,000	37	3.70
Other interest-earning assets	2,784	36	5.17	5,290	80	6.05
Total interest-earning assets	166,038	2,412	5.81%	166,980	2,302	5.51%

Non-interest earning assets	7,845			7,082
Total assets	$173,883			$174,062

Interest-bearing liabilities:
Savings deposits	$14,291	36	1.01%	$17,350	47	1.08%
Demand and NOW accounts	8,730	58	2.66	7,213	42	2.33
Certificates of deposit	91,520	1,082	4.73	86,783	1,025	4.72
Escrows	1	—	—	5	—	—
Borrowings	34,167	335	3.92	36,666	410	4.47
Total interest-bearing liabilities	148,709	1,511	4.06%	148,017	1,524	4.12%

Non-interest bearing liabilities	3,377			3,636

Total liabilities	152,086			151,653

Total equity(2)	21,797			22,409
Total liabilities and equity	$173,883			$174,062

Net interest income		$901			$778
Interest rate spread(3)			1.75%			1.39%
Net interest-earning assets	$17,329			$18,963
Net interest margin(4)			2.17%			1.86%
Ratio of interest earning assets to interest bearing liabilities		1.11x			1.12x

(1)	Loans receivable are net of the allowance for loan losses.
(2)	Total equity includes retained earnings and accumulated other comprehensive income (loss).
(3)	Net interest rate spread represents the difference between the average yield on interest earning assets and the average cost of interest bearing liabilities.
(4)	Net interest margin represents net interest income as a percentage of average interest earning assets.

Net Interest Income.

Net interest income increased $123,000, or 15.81%, to $901,000 for the three months ended March 31, 2008 from $778,000 for the three months ended March 31, 2007. The increase was a result of a 30 basis point increase in the yield on average interest earning assets, from 5.51% to 5.81% and a slight decrease of 6 basis points in the cost of average interest bearing liabilities, from 4.12% to 4.06%. These were offset by a $942,000, or 0.56%, decrease in average interest earning assets to $166,038,000 from $166,980,000 and a $692,000, or 0.47%, increase in average interest bearing liabilities to $148,709,000 from $148,017,000.

Our interest rate spread increased to 1.75% for the quarter ended March 31, 2008 from 1.39% for the quarter ended March 31, 2007, reflecting a more rapid increase in the yield of our interest earning assets as compared to the decrease in the cost of our average interest bearing liabilities. Our net interest margin increased to 2.17% from 1.86%, because of a higher yield on average interest earning assets and a decrease in the cost of the average interest bearing liabilities. The ratio of interest earning assets to interest bearing liabilities remained relatively steady at 1.11 times for the three months ended March 31, 2008 and 1.12 times for the same period in 2007.

  Interest Income.

Interest income increased by $110,000, or 4.78%, to $2,412,000 for the three months ended March 31, 2008, from $2,302,000 for the three months ended March 31, 2007. The increase in interest income resulted from an increase of $183,000, or 8.96%, in interest and fee income from loans, partially offset by decreases of $19,000, or 13.01%, in interest income from investment securities, $44,000, or 55.00%, in interest income from other interest-earning assets (primarily consisting of interest earned on federal funds sold and Federal Home Loan Bank stock) and $10,000, or 29.41%, in interest income from mortgage backed securities.

The increase in interest income reflected a 30 basis point increase in the yield on average interest earning assets to 5.81% for the three months ended March 31, 2008 from 5.51% for the three months ended March 31, 2007. This is due to a focus on increasing our commercial loan origination volume and the higher interest rates those loans yield.

The increase in interest income and fees on loans was due to a $3,788,000, or 2.59% increase in average net loans receivable, from $146,033,000 to $149,821,000, and a 35 basis point increase in the average yield on net loans receivable. The decrease in interest income from investment securities was primarily reflective of a 14 basis point decrease in the average yield and a $1,305,000 or 10.35% decrease in the average balance of the investment securities. The decrease in interest income from other interest-earning assets (primarily federal funds sold) was due to an $2,506,000, or 47.37%, decrease in average other interest-earning assets, from $5,290,000 during the quarter ended March 31, 2007 to $2,784,000 during the quarter ended March 31, 2008 (as a result of using federal funds to fund commercial loan settlements) and an 88 basis point decrease in the average yield on these assets (as a result of decreases in short term market interest rates).

The decrease in interest income from mortgage-backed securities was primarily the result of a $919,000 or 30.13% decline in the average balance of mortgage-backed securities, which was only slightly offset by a 4 basis point increase in the yield on these securities.

Interest Expense.

Interest expense, which consists of interest paid on deposits and borrowings, decreased by $13,000, or 0.85%, to $1,511,000 for the three months ended March 31, 2008 from $1,524,000 for the three months ended March 31, 2007. The decrease in interest expense resulted from a decrease in interest paid on short-term borrowings of $82,000, or 55.03%, partially offset by increases of $62,000, or 5.57%, in interest paid on deposits and $7,000, or 2,68%, in interest paid on long-term borrowings. The decrease in interest expense reflects a 6 basis point decrease in the average cost of interest-bearing liabilities, to 4.06% for the three months ended March 31, 2008 from 4.12% for the three months ended March 31, 2007. The increase in interest paid on deposits is due to an increase in the average balance of interest bearing deposits to $114,541,000 from $111,346,000 and an increase in the average cost of deposits by 11 basis points as a result of a volatile interest rate market in which customers are moving their funds into short term investments with a higher rate of return. The decrease in interest paid on borrowings is a result of a decrease in the average balance of borrowings to $34,167,000 from $36,666,000 and the average cost of borrowings by 55 basis points as a result of borrowing at lower interest rates in connection with short-term borrowings which are renewed at current interest rates, which were lower during the 2008 period.

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

Based on our evaluation of these factors, and as discussed further below, management made a provision of $36,000 and $33,000 for the three months ended March 31, 2008 and March 31, 2007, respectively. There were three overdraft protection loan charge-offs of $1,000 during the three-month period ended March 31, 2008. There was one commercial non-real estate loan charge-off of $120,000 during the three-month period ended March 31, 2007 which is discussed below under “General Valuation Allowance on the Remainder of the Loan Portfolio.” We used the same methodology and generally similar assumptions in computing the allowance for these periods.

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

Two of our officers review each loan on the watch list and establish an individual allowance allocation on certain loans based on such factors as: (1) the strength of the customer’s personal or business cash flow; (2) the availability of other sources of repayment; (3) the amount due or past due; (4) the type and value of collateral; (5) the strength of our collateral position; (6) the estimated cost to sell the collateral; and (7) the borrowers’ efforts to cure the delinquency.

We review and establish, if necessary, an allowance for impaired loans for the amounts by which the discounted cash flows (or collateral value or observable market price) are lower than the carrying value of the loan. Under current accounting guidelines, a loan is defined as impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts when due under the contractual terms of the loan agreement.

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

General Valuation Allowance on the Remainder of the Loan Portfolio. We establish another general allowance for loans that are not on the watch list to recognize the inherent losses associated with lending activities, but which, unlike specific allowances and the general valuation allowance on certain identified problem loans, has not been allocated to particular problem assets. This general valuation allowance is determined by segregating the loans by loan category and assigning allowance percentages based on our historical loss experience and delinquency trends. The allowance may be adjusted for significant factors that, in management’s judgment, affect the collectibility of the portfolio as of the evaluation date. These significant factors may include changes in lending policies and procedures, changes in existing general economic and business conditions affecting our primary lending areas, credit quality trends, collateral value, loan volumes and concentrations, seasoning of the loan portfolio, specific industry conditions within portfolio segments, recent loss experience in a particular segment of the portfolio, duration of the current business cycle and bank regulatory examination results. The applied loss factors are reevaluated annually to ensure their relevance in the current environment.

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

The allowance for loan losses totaled $1,007,000, or 0.66%, of gross loans outstanding of $152,754,000 at March 31, 2008, compared to an allowance for loan losses of $972,000, or 0.65%, of gross loans outstanding of $150,501,000 at December 31, 2007. The increase to the loan loss reserve is due to the increased commercial loan balances, which historically create a mix of riskier loan products since commercial loans are considered to be a higher risk than residential mortgage loans. As of March 31, 2008, we have specific reserves of $100,000 within the allowance for loan losses because we believe there is a substantial likelihood that we will not collect the total amount of the outstanding principal balance on a commercial non-real estate loan that is classified as impaired. The corporate commercial loan borrower filed Chapter 7 corporate bankruptcy in the third quarter of 2006 and filed Chapter 7 personal bankruptcy in the second quarter of 2007. We restructured the remaining debt to facilitate repayment of the loan in the third quarter of 2007 and the borrower has been making payments in accordance with the terms of the restructured loan.

The following table summarizes the activity in the provision for loan losses for the three months ended March 31, 2008 and 2007:

	Three Months Ended
	March 31,
	2008	2007
	(Dollars in thousands)

Balance at beginning of period	$972	$850

Charge-offs (1)	(1)	(120)
Recoveries	—	—
Net charge-offs	(1)	(120)
Provision for loan losses	36	33
Ending balance	$1,007	$763

Ratio of net charge-offs during the period to average loans outstanding, net, during the period	0.00%	0.08%
Ratio of allowance for loan losses to total loans outstanding	0.66%	0.52%
Allowance for loan losses as a percent of total non-performing loans	120.02%	59.73%

(1)	Charge offs consisted of the principal loss of three overdraft protection lines of credit totaling $1,000 in 2008 and a commercial non-real estate loan of $120,000 in 2007.

Other Income.

Historically, our non-interest income has been relatively modest and one of our strategic initiatives is to increase our non-interest income. Non-interest income increased $16,000, or 23.88%, to $83,000 for the three months ended March 31, 2008, as compared to $67,000 for the three months ended March 31, 2007. The primary reason for the increase in non-interest income is a $21,000, or 105.00%, increase in other income (primarily consisting of fees earned from the sale of non-insured investment products, processing fees and late charges on loan products and income from checking accounts and ATM usage) to $41,000 for the three months ended March 31, 2008, as compared to $20,000 for the three months ended March 31, 2007. Rental income from our headquarters building increased $3,000, or 7.69%, to $42,000 for the three months ended March 31, 2008, as compared to $39,000 for the three months ended March 31, 2007 as the result of an increase in leasing rates to certain non-affiliated tenants since March 2007. While one tenant has vacated a portion of our leaseable space and another tenant is expected to vacate in the second quarter of 2008, the tenants continue to pay the rent due pursuant to the agreed upon rent schedule while we seek to lease their respective spaces. As of March 31, 2008, we leased 100% of the total leaseable space in our headquarters building. We expect this figure to remain constant for the second quarter of 2008 as we do not anticipate any vacant leaseable space in our headquarters building, other than due to the tenants mentioned above.

Non-interest Expense.

Non-interest expense increased $64,000, or 7.82%, to $882,000 for the three months ended March 31, 2008 as compared to $818,000 for the three months ended March 31, 2007. The increase was due primarily to an increase of $50,000, or 11.52%, in compensation and related expenses, $10,000, or 22.73%, in advertising expenses and $4,000, or 9.30%, in service bureau expenses, partially offset by a decrease of $3,000, or 8.82%, in furniture, fixtures and equipment expenses. The increase in compensation and related expenses is the result of hiring two experienced commercial loan originators, one in February of 2007 and one in November 2007 and a certified financial planner in June 2007.

Income Tax Expense.

The provision for income taxes increased to $24,000 for the three months ended March 31, 2008 from $4,000 for the three months ended March 31, 2007, representing a $20,000, or 500.00%, increase. The increase in the provision for income taxes was primarily due to our income before taxes of $66,000 for the three months ended March 31, 2008, as compared to our loss of $6,000 for the three months ended March 31, 2007. The effective tax rate was 36.36% for the three months ended March 31, 2008. Although the Company recorded a pre-tax loss for the three months ended March 31, 2007, a tax expense of $4,000 was recorded due to non-deductible stock based compensation.

Analysis of Financial Condition

Assets.

General.

Our total assets increased by $2,954,000 or 1.72%, to $175,198,000 at March 31, 2008, from $172,244,000 at December 31, 2007. The increase in total assets resulted primarily from a $3,560,000, or 2.41% increase in net loans receivable, from $147,744,000 at December 31, 2007 to $151,304,000 at March 31, 2008 and a $536,000, or 41.97%, increase in cash and cash equivalents, from $1,277,000 at December 31, 2007 to $1,813,000 at March 31, 2008. These increases were offset by a $1,000,000 decrease in investment securities - held to maturity, from $3,000,000 at December 31, 2007 to $2,000,000 at March 31, 2008 and a $186,000, or 8.28%, decrease in mortgage backed securities-held to maturity, from $2,247,000 at December 31, 2007 to $2,061,000 at March 31, 2008.

Investment Securities.

The investment portfolio at March 31, 2008 amounted to $13,013,000, a decrease of $1,176,000, or 8.29%, from $14,189,000 at December 31, 2007. Investment securities - available for sale, increased $10,000, or 0.11%, to $8,952,000 at March 31, 2008 from $8,942,000 at December 31, 2007, as a result of dividends credited to the account. Investment securities - held to maturity, decreased $1,000,000, or 33.33%, to $2,000,000 at March 31, 2008 from $3,000,000 at December 31, 2007, as a result of a principal repayment on a matured investment. Mortgage backed securities - held to maturity, decreased $186,000, or 8.28%, to $2,061,000 at March 31, 2008 from $2,247,000 at December 31, 2007, as a result of principal repayments. As we are not continuing to purchase mortgage-backed securities, we expect continued decreases in this asset both in amount and as a percentage of our assets.

The carrying value of available for sale securities includes a net unrealized loss of $351,000 at March 31, 2008 (reflected as accumulated other comprehensive loss of $215,000 in equity after deferred taxes) as compared to a net unrealized loss of $258,000 ($158,000 net of taxes) as of December 31, 2007. In general, the increase in unrealized loss was a result of instability in the mortgage backed securities market.

Loan Portfolio.

Loans receivable, net, increased $3,560,000, or 2.41%, to $151,304,000 at March 31, 2008 from $147,744,000 at December 31, 2007. The commercial loan portfolio increased $1,742,000, or 10.98%, to $17,608,000 at March 31, 2008 from $15,866,000 at December 31, 2007. One-to-four family residential loans decreased $133,000, or 0.12% to $112,105,000 at March 31, 2008 from $112,238,000 at December 31, 2007. Our loan customers are generally located in the Baltimore Metropolitan area and its surrounding counties in Maryland.

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

Real estate and other assets that we acquire as a result of foreclosure or by deed-in-lieu of foreclosure or repossession on collateral-dependent loans are classified as foreclosed real estate or other repossessed assets until sold. Such assets are recorded at fair value less estimated selling costs at foreclosure or other repossession and updated quarterly at the lower of cost or estimated fair value less estimated selling costs. Any portion of the outstanding loan balance in excess of fair value at the time of foreclosure is charged off against the allowance for loan losses. If, upon ultimate disposition of the property, net sales proceeds exceed the net carrying value of the property, a gain on sale of foreclosed real estate or other assets is recorded. We have one foreclosed real estate participation loan totaling $1,096,000 at March 31, 2008. This asset is an acquisition and development real estate participation that became delinquent in the fourth quarter of 2004 and was placed on non-accrual status in the third quarter of 2005. Both the principal of the borrower and the entity that owns the collateral property filed for bankruptcy in the fourth quarter of 2006. An automatic stay that was imposed in connection with the bankruptcy filings and had prevented the sale of the property was lifted in the second quarter of 2007 and the property was sold at auction to the lead participating bank, requiring us to reclassify the participation as foreclosed real estate in the same quarter. Subsequently, a real estate developer made an offer to purchase the foreclosed property and the lead participating bank accepted a letter of intent and executed a contract with a feasibility study period, currently scheduled to expire on June 15, 2008. With a pending settlement expected before the end of the third quarter of 2008, we expect to recover the carrying amount of the real estate, although there can be no assurance that this will be the case. We had foreclosed real estate of $1,096,000 at March 31, 2008 and $1,083,000 at December 31, 2007.

Non-accrual loans totaled $839,000, or 0.55%, $468,000, or 0.32% and $1,279,000, or 0.88% of net loans receivable at March 31, 2008, December 31, 2007 and March 31, 2007, respectively. Of the non-accrual loans at March 31, 2008, $100,000 consisted of a commercial non-real estate loan and $739,000 consisted of five one- to-four-family residential mortgage loans. The decrease in the amount of non-accrual loans between the first quarter of 2008 and 2007 is due to the reclassification of the participation loan as foreclosed real estate during the second quarter of 2007, as discussed above.

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

As of March 31, 2008, we have classified a commercial non-real estate loan as impaired as was discussed in the “Provision for Loan Losses and Analysis of Allowance for Loan Losses” section of this report. In anticipation of a minimal recovery of principal on this loan, we charged a portion of the loan balance against our allowance for loan losses and we have reserved $100,000, or 100%, of the remaining balance of the loan to our allowance for loan losses in 2007. The remaining debt was restructured at that time.

 Other than as disclosed in the paragraphs above, there are no other loans at March 31, 2008 about which management has serious doubts concerning the ability of the borrowers to comply with the present loan repayment terms.

Liabilities.

General.

Total liabilities increased by $2,928,000, or 1.95%, to $153,403,000 at March 31, 2008, from $150,475,000 at December 31, 2007. The increase in total liabilities resulted from increases of $3,605,000, or 3.16% in deposits and $717,000, or 211.50%, in advance payments by borrowers for taxes and insurance, partially offset by decreases of $317,000, or 32.99%, in other liabilities and $1,077,000, or 100.00%, in checks outstanding in excess of bank balance. Advance payments by borrowers for taxes and insurance increased because of the increased property taxes of the loan portfolio. The balance in checks outstanding in excess of bank balance at the end of a period is dependent on the number and amounts of checks issued on the account at our correspondent’s bank and when such checks are presented for payment. Any excess funds are automatically transferred into an interest-earning federal funds account. Therefore, changes in checks outstanding in excess of bank balance as reflected on the balance sheet, generally, do not reflect any underlying changes in the Company’s financial condition. The other liabilities consist primarily of accrued federal and state income taxes and accrued interest on Federal Home Loan Bank borrowings.

Deposits.

Deposits increased $3,605,000, or 3.16%, to $117,703,000 at March 31, 2008 from $114,098,000 at December 31, 2007. Certificates of deposits increased $2,773,000 to $92,448,000 at March 31, 2008 from $89,675,000 at December 31, 2007, and NOW and money market demand deposit accounts increased by $1,170,000 to $17,875,000 at March 31, 2008 from $16,705,000 at December 31, 2007. Savings deposits decreased by $338,000 to $7,380,000 at March 31, 2008 from $7,718,000 at December 31, 2007. We believe that, as deposit rates fall and the stock market remains volatile, our customers are moving funds into shorter term investments with higher yields or keeping their funds liquid in anticipation of an economic recovery, thus accounting for the increase in certificate of deposit and core deposit accounts and the decline in lower rate paying savings deposit accounts.

Borrowings.

At March 31, 2008, we were permitted to borrow up to $52,559,000 from the Federal Home Loan Bank of Atlanta. We had $34,000,000 and $34,000,000 of Federal Home Loan Bank advances outstanding as of March 31, 2008 and December 31, 2007, respectively, and we averaged $34,167,000 and $33,917,000 of Federal Home Loan Bank advances during the three months ended March 31, 2008 and the year ended December 31, 2007, respectively. The borrowings remained steady reflecting $22,500,000 in the rollover of Federal Home Loan Bank short term advances, offset by maturing short term advances of $22,500,000 in the first quarter of 2008.

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

Our most liquid assets are cash and cash equivalents. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At March 31, 2008, cash and cash equivalents totaled $1,813,000. Securities classified as available-for-sale, which can provide additional sources of liquidity, totaled $8,952,000 at March 31, 2008. However, because all of these securities were in an unrealized loss position at March 31, 2008, and because management has the intent and ability to hold these securities until recovery or maturity, management does not consider these securities as a source of liquidity at March 31, 2008. Also, at March 31, 2008, we had advances outstanding of $34,000,000 from the Federal Home Loan Bank of Atlanta. On that date, we had the ability to borrow an additional $18,559,000.

At March 31, 2008, we had outstanding commitments to originate loans of $787,000 (excluding the undisbursed portions of loans). These commitments do not necessarily represent future cash requirements since certain of these instruments may expire without being funded, although this would be unusual. We also extend lines of credit to customers, primarily home equity lines of credit. The borrower is able to draw on these lines as needed, thus the funding is generally unpredictable. Unused home equity lines of credit amounted to $4,902,000 and unused commercial lines of credit amounted to $6,976,000 at March 31, 2008. Since the majority of unused lines of credit expire without being funded, it is anticipated that our obligation to fund the above commitment amounts will be substantially less than the amounts reported.

Certificate of deposit accounts scheduled to mature within one year totaled $59,861,000 or 50.86% of total deposits at March 31, 2008. Management believes that the large percentage of deposits in shorter-term certificates of deposit reflects customers’ hesitancy to invest their funds in long-term certificates of deposit in the current volatile interest rate environment. If these deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and/or additional borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before March 31, 2009. We believe, however, based on past experience, a significant portion of our certificates of deposit will remain with us. We also believe we have the ability to attract and retain deposits by adjusting the interest rates offered.

Our borrowings are with the Federal Home Loan Bank of Atlanta and are secured by Federal Home Loan Bank of Atlanta stock that we own and a blanket lien on mortgages. Borrowings at March 31, 2008 consisted of $7,500,000 short term fixed rate FHLB advances bearing interest at rates ranging from 2.18% to 3.00% and $26,500,000 long term convertible rate FHLB advances with fixed interest rates ranging from 3.63% to 4.90%. If not repaid or converted to a different product, the convertible rate advances will convert from a fixed to a floating rate after the initial borrowing periods ranging from three months to sixty months.

Our primary investing activity is the origination of loans, primarily one- to four-family residential mortgage loans and commercial real estate loans, and the purchase of securities. Our primary financing activity consists of activity in deposit accounts and Federal Home Loan Bank of Atlanta advances. Deposit growth has continued to outpace asset growth over the past twelve months and the increased liquidity has been placed in a federal funds account with our correspondent bank and used to fund commercial and acquisition and renovation loans. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors and other factors. We generally manage the pricing of our deposits to be competitive. Occasionally, we offer promotional rates on certain deposit products to attract deposits.

We are not aware of any known trends, events or uncertainties that will have or are reasonably likely to have a material effect on our liquidity, capital or operations, nor are we aware of any current recommendation by regulatory authorities, which if implemented, would have a material effect on liquidity, capital or operations.

Stockholders’ Equity

Total stockholders’ equity increased $26,000, or 0.12%, to $21,795,000 at March 31, 2008 from $21,769,000 at December 31, 2007 as a result of stock based compensation of $40,000, net income of $42,000, and an increase of $56,000 in accumulated other comprehensive loss (resulting from the unrealized losses on investments available for sale, net of tax). We are considered “well capitalized” under the risk-based capital guidelines applicable to us.

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

Financial Instruments Whose
Contract Amount Represents	Contract Amount At
Credit Risk	March 31, 2008	December 31, 2007
	(Dollars in thousands)
Lines of credit - commercial real estate	$6,976	$887
Lines of credit - home equity	4,902	4, 964
Lines of credit - overdraft protection	132	129
Mortgage loan commitments	787	1,541

Commercial real estate lines of credit, including equipment lines of credit discussed below, are generally secured by a blanket lien on assets of the borrower. Revolving Lines of Credit (RLOC) are typically used for short term working capital needs and are based most heavily on the accounts receivable and inventory components of the borrower’s balance sheet. RLOC have terms of one year, are subject to annual reaffirmation and carry variable rates of interest. We generally receive a one percent fee, based on the commitment amount.

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

Our outstanding commitments to make mortgages are at fixed rates ranging from 5.875% to 7.500% and 6.250% to 8.250% at March 31, 2008 and December 31, 2007, respectively. Loan commitments expire 60 days from the date of the commitment.

For the three months ended March 31, 2008, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

Information Regarding Forward-Looking Statements

In addition to the historical information contained in Part I of this Quarterly Report on Form 10-Q, the discussion in Part I of this Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements often use words such as “believe,” “expect,” “plan,” “may,” “will,” “should,” “project,” “contemplate,” “anticipate,” “forecast,” “intend” or other words of similar meaning. You can also identify them by the fact that they do not relate strictly to historical or current facts.

Our goals, objectives, expectations and intentions, including statements regarding the development and introduction of new products and services, the allowance for loan losses, leaseable space in our headquarters building, repayment of non-accrual loans, retention of maturing certificates of deposit, liquidity management, funding of unused lines of credit, our holding of mortgage-backed securities and financial and other goals are forward looking. These statements are based on our beliefs, assumptions and on information available to us as of the date of this filing, and involve risks and uncertainties. These risks and uncertainties include, among others, those discussed in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2007; the effect of falling interest rates on our profits and asset values; risks related to our intended increased focus on commercial real estate and commercial business loans; adverse economic conditions in our market area; our dependence on key personnel; competitive factors within our market area; the effect of developments in technology on our business; adverse changes in the overall national economy as well as adverse economic conditions in our specific market area; adequacy of the allowance for loan losses; expenses as a result of our stock benefit plans; and changes in regulatory requirements and/or restrictive banking legislation.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable

Item 4. Controls and Procedures.

As of the end of the period covered by this quarterly report on Form 10-Q, SFSB, Inc.’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of SFSB, Inc.’s disclosure controls and procedures. Based upon that evaluation, SFSB, Inc.’s Chief Executive Officer and Chief Financial Officer concluded that SFSB, Inc.’s disclosure controls and procedures are effective as of
March 31, 2008. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by SFSB, Inc. in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

In addition, there were no changes in SFSB, Inc.’s internal control over financial reporting (as defined in Rule 13a-15 or Rule 15d-15 under the Securities Act of 1934, as amended) during the quarter ended March 31, 2008, that have materially affected, or are reasonably likely to materially affect, SFSB, Inc.’s internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SFSB, Inc.

Date: May 14, 2008	By:	/s/ Philip E. Logan
Philip E. Logan, President
(Principal Executive Officer)

Date: May 14, 2008	By:	/s/ Sophie T. Wittelsberger
Sophie T. Wittelsberger, Chief Financial Officer
(Principal Accounting and Financial Officer)