Form 10-Q
period 2008-06-30
SFSB, Inc.
filed 2008-08-14
CIK 1303026

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ______to ___________

Commission file number: 000-51037

SFSB, INC.
(Exact name of registrant as specified in its charter)

United States	20-2077715
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

Non-accelerated filer ☐ (Do not check if a smaller reporting company) Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

As of August 13, 2008, there were 2,758,011 shares of the issuer’s Common Stock, par value $0.01 per share, outstanding.

TABLE OF CONTENTS

Item	Description	Page

	PART 1
1	Financial Statements (Unaudited)
	Consolidated Statements of Financial Condition	3
	Consolidated Statements of Operations	4
	Consolidated Statements of Comprehensive Loss	5
	Consolidated Statements of Cash Flows	6
	Notes to Consolidated Financial Statements	7-11
2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
3	Quantitative and Qualitative Disclosures About Market Risk	31
4	Controls and Procedures	31

	PART 11
1	Legal Proceedings	32
2	Unregistered Sales of Equity Securities and Use of Proceeds	32
3	Defaults Upon Senior Securities	32
4	Submission of Matters to a Vote of Securities Holders	32
5	Other Information	33
6	Exhibit Index	33
	Signatures	34
	Exhibits

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
SFSB, Inc.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	June 30, 2008	December 31, 2007
	(Dollars in thousands, except share data)
ASSETS
Cash and due from banks	$575	$612
Federal funds sold	960	665
Cash and cash equivalents	1,535	1,277

Investment securities - available for sale	8,462	8,942
Investment securities - held to maturity (fair value of 2008 $2,001; 2007 $2,987)	2,000	3,000
Mortgage-backed securities - held to maturity (fair value of 2008 $1,839; 2007 $2,221)	1,846	2,247
Loans receivable - net of allowance for loan losses of
2008 $1,044; 2007 $972	154,170	147,744
Foreclosed Real Estate	1,096	1,083
Federal Home Loan Bank of Atlanta stock, at cost	1,706	1,844
Premises and equipment, net	5,026	5,107
Accrued interest receivable	612	564
Other assets	809	436

Total assets	$177,262	$172,244

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities
Deposits	$122,071	$114,098
Checks outstanding in excess of bank balance	188	1,077
Borrowings	31,000	34,000
Advance payments by borrowers for taxes and insurance	1,728	339
Other liabilities	656	961

Total liabilities	155,643	150,475

Stockholders’ Equity
Preferred stock, no par value, 1,000,000 shares authorized, none issued and outstanding	-	-
Common stock, par value $.01, 9,000,000 shares authorized, 2,975,625 shares issued at June 30, 2008 and December 31, 2007 and 2,817,044 and 2,817,644 shares outstanding at June 30, 2008 and December 31, 2007, respectively	30	30
Additional paid-in capital	12,879	12,828
Retained earnings (substantially restricted)	11,680	11,496
Unearned Employee Stock Ownership Plan shares	(962)	(992)
Treasury Stock at cost, June 30, 2008, 158,581 shares and December 31, 2007, 157,981 shares	(1,439)	(1,434)
Accumulated other comprehensive loss	(569)	(159)
Total stockholders’ equity	21,619	21,769
Total liabilities and stockholders’ equity	$177,262	$172,244

See notes to consolidated financial statements.

SFSB, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(Dollars in thousands, except for per share data)
Interest and fees on loans	$2,300	$2,056	$4,525	$4,098
Interest and dividends on investment securities	110	151	237	297
Interest on mortgage-backed securities	21	31	45	65
Other interest income	38	85	74	165

Total interest income	2,469	2,323	4,881	4,625

Interest on deposits	1,142	1,149	2,318	2,263
Interest on short-term borrowings	33	108	100	257
Interest on long-term borrowings	268	263	536	524

Total interest expense	1,443	1,520	2,954	3,044

Net interest income	1,026	803	1,927	1,581
Provision for loan losses	38	149	74	182
Net interest income after provision for loan losses	988	654	1,853	1,399

Other Income
Rental income	63	41	105	80
Other income	59	33	100	53
Gain on sale of loans	7	31	7	39

Total other income	129	105	212	172

Non-Interest Expenses
Compensation and other related expenses	484	426	968	860
Occupancy expense	94	90	191	185
Advertising expense	48	64	102	108
Service bureau expense	42	40	89	83
Furniture, fixtures and equipment	30	31	61	65
Telephone, postage and delivery	22	19	43	38
Other expenses	147	146	295	295

Total non-interest expenses	867	816	1,749	1,634

Income (loss) before income tax provision (benefit)	250	(57)	316	(63)
Income tax provision (benefit)	108	(19)	132	(15)

Net income (loss)	$142	$(38)	$184	$(48)
Basic Earnings (Loss) per Share	$0.05	$(0.01)	$0.07	$(0.02)
Diluted Earnings (Loss) per Share	$0.05	$(0.01)	$0.07	$(0.02)

See notes to consolidated financial statements.

SFSB, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(Dollars in thousands)

Net income (loss)	$142	$(38)	$184	$(48)

Net unrealized loss on securities
available for sale during the period
(net of taxes of $(231), $(17), $(267) and $(14))	(354)	(28)	(410)	(22)

Total Comprehensive Loss	$(212)	$(66)	$(226)	$(70)

See notes to consolidated financial statements.

SFSB, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
	2008	2007
	(Dollars in thousands)
Cash Flows From Operating Activities
Net income (loss)	$184	$(48)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided (Used in) by Operating Activities:
Non-cash compensation under stock based compensation plans and Employee Stock Ownership Plan	81	87
Net amortization of premiums and discounts of investment securities	5	5
Amortization of deferred loan fees	(93)	(23)
Provision for loan losses	74	182
Gain on sale of loans	(7)	(39)
Loans originated for sale	(648)	(4,688)
Proceeds from loans sold	655	4,727
Provision for depreciation	113	117
(Increase) decrease in accrued interest receivable and other assets	(154)	211
(Decrease) increase in other liabilities	(305)	179
Net Cash (Used in) Provided by Operating Activities	(95)	710

Cash Flows from Investing Activities
Purchase of available for sale securities	(198)	(222)
Proceeds from redemption of held to maturity securities	1,000	-
Net (increase) decrease in loans	(6,285)	1,943
Purchase of loans	(134)	-
Principal collected on mortgage-backed securities	396	465
Purchase of Federal Home Loan Bank of Atlanta stock	(23)	-
Redemption of Federal Home Loan Bank of Atlanta stock	161	277
Purchases of premises and equipment	(32)	(65)
Net Cash (Used in) Provided by Investing Activities	(5,115)	2,398

Cash Flows from Financing Activities
Net increase in deposits	7,973	2,465
(Decrease) increase in checks outstanding in excess of bank balance	(889)	270
Proceeds from long-term borrowings	-	5,000
Repayment of long-term borrowings	-	(5,000)
Net change in short-term borrowings	(3,000)	(5,500)
Increase in advance payments by borrowers for taxes and insurance	1,389	1,410
Issuance of common stock	-	67
Purchase of treasury stock	(5)	(293)
Net Cash Provided by (Used in) Financing Activities	5,468	(1,581)

Increase in cash and cash equivalents	258	1,527
Cash and cash equivalents at beginning of period	1,277	2,851
Cash and cash equivalents at end of period	$1,535	$4,378
Supplemental Disclosures of Cash Flows Information:
Income taxes paid	$223	$-
Interest expense paid	$2,963	$3,037
Transfer of loan to foreclosed real estate	$-	$1,083

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

Slavie Bancorp, MHC, a mutual holding company whose activity is not included in the accompanying consolidated financial statements, owns 58.10% of the outstanding common stock of the Company as of June 30, 2008.

Note 2 – Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to SEC Form 10-Q. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements.

The foregoing consolidated financial statements in the opinion of management include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation thereof. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. The results of operations for the six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the full year.

Note 3 – Earnings (Loss) Per Share

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

	Three Months Ended		Six Months Ended
	June 30, 2008		June 30, 2008
	Basic	Diluted	Basic	Diluted
	(Dollars in thousands, except per share data)

Net income	$142	$142	$184	$184

Weighted average shares outstanding	2,717	2,717	2,716	2,716

Diluted Securities:
Stock Options	-	-	-	-
Unvested Stock Awards	-	-	-	-

Adjusted Weighted average shares	2,717	2,717	2,716	2,716

Per Share Amount	$0.05	$0.05	$0.07	$0.07

	Three Months Ended		Six Months Ended
	June 30, 2007		June 30, 2007
	Basic	Diluted	Basic	Diluted
	(Dollars in thousands, except per share data)

Net loss	$(38)	$(38)	$(48)	$(48)

Weighted average shares outstanding	2,795	2,795	2,794	2,794

Diluted Securities:
Stock Options	-	-	-	-
Unvested Stock Awards	-	-	-	-

Adjusted Weighted average shares	2,795	2,795	2,794	2,794

Per Share Amount	$(0.01)	$(0.01)	$(0.02)	$(0.02)

Note 4 – Regulatory Capital Requirements

At June 30, 2008, the Bank met each of the three minimum regulatory capital requirements. The following table summarizes the Bank’s regulatory capital position at June 30, 2008 and December 31, 2007.

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provision
	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)
June 30, 2008
Tangible (1)	$17,193	9.64%	$2,675	1.50%	N/A	N/A
Tier I capital (2)	17,193	16.25%	N/A	N/A	$6,350	6.00%
Core (leverage) (1)	17,193	9.64%	7,134	4.00%	8,918	5.00%
Risk-weighted (2)	18,137	17.14%	8,467	8.00%	10,583	10.00%

December 31, 2007
Tangible (1)	$16,948	9.81%	$2,591	1.50%	N/A	N/A
Tier I capital (2)	16,948	16.42%	N/A	N/A	$6,194	6.00%
Core (leverage) (1)	16,948	9.81%	6,909	4.00%	8,637	5.00%
Risk-weighted (2)	17,920	17.36%	8,259	8.00%	10,324	10.00%
_____________________
(1) To adjusted total assets.
(2) To risk-weighted assets.

Note 5 – Stock-Based Compensation

The compensation cost charged against income for stock-based compensation plans, excluding ESOP, was $30,000 and $60,000 for the three and six months ended June 30, 2008. The total income tax benefit recognized was $8,000 and $17,000 for the three and six months ended June 30, 2008. The compensation cost charged against income for stock-based compensation plans, excluding ESOP, was $30,000 and $60,000 for the three and six months ended June 30, 2007. The total income tax benefit recognized was $8,000 and $17,000 for the three and six months ended June 30, 2007.

Note 6 – Fair Values for Financial Instruments

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

An asset or liability’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.

For assets measured at fair value, the fair value measurements by level within the fair value hierarchy used at June 30, 2008 are as follows:

	June 30, 2008	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Other Unobservable Inputs
	(Dollars in thousands)
Securities available for sale	$8,462	$8,462	$-	$-
Impaired loans	239	-	-	239
Foreclosed Real Estate	1,096	-	-	1,096
Total	$9,797	$8,462	$-	$1,335

The following valuation techniques were used to measure the fair value of assets in the table above on a recurring basis as of June 30, 2008.

Available for sale securities – The fair value on available for sale securities was based on available market pricing for the securities.

Impaired Loans – Loans included in the above table are those that are accounted for under SFAS 114, Accounting by Creditors for Impairment of a Loan, in which the Company has measured impairment generally based on the fair value of the loan’s collateral. Fair value was determined based upon a discounted cash flow from the expected proceeds. This asset is included as Level 3 fair value, based upon the lowest level of input that is significant to the fair value measurements. The fair value consists of the loan balance reduced by any specific impairment reserve.

Foreclosed Real Estate– Fair value of foreclosed real estate was based on an independent third party appraisal of the property. This value was determined based on the sale price of similar development properties in the proximate vicinity. There has been no significant activity during the first six months of 2008 in foreclosed real estate.

Note 7 – Recent Accounting Pronouncements

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” This Statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements. This Statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The Company is currently evaluating the potential impact the new pronouncement will have on its consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position (“FSP”) FAS 142-3, “Determination of the Useful Life of Intangible Assets.” This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R, and other GAAP. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company is currently evaluating the potential impact the new pronouncement will have on its consolidated financial statements.

In June 2008, the FASB issued FASB Staff Position (FSP) EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” This FSP clarifies that all outstanding unvested share-based payment awards that contain rights to non-forfeitable dividends participate in undistributed earnings with common shareholders. Awards of this nature are considered participating securities and the two-class method of computing basic and diluted earnings per share must be applied. This FSP is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the potential impact the new pronouncement will have on its consolidated financial statements.

FASB statement No. 141 (R) “Business Combinations” was issued in December of 2007. This Statement establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquired. The Statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance will become effective as of the beginning of a company’s fiscal year beginning after December 15, 2008. This new pronouncement will impact the Company’s accounting for business combinations completed beginning January 1, 2009.

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

Overview

Earnings increased to $184,000 for the six months ended June 30, 2008 as compared to a net loss of $48,000 for the same period in 2007. This increase was primarily due to an increase of interest income as a result of an increase in higher yielding commercial real estate loan originations and an increase in fee income from commissions earned through a financial services operation established in mid-2007. The increase also resulted from a decrease in interest expense because the interest rates we pay on deposit accounts have dropped as a result of decreases in the prime rate instituted by the Federal Reserve Board in response to the unfavorable economy. These increases were partially offset by an increase in non-interest expenses primarily due to an increase in compensation expenses related to the hiring of two experienced commercial loan originators and a certified financial planner. Interest income increased $256,000, or 5.54%, non-interest income increased $40,000, or 23.26%, and interest expense decreased $90,000, or 2.96%. These improvements were offset by a $115,000, or 7.04%, increase in non- interest expenses.

Assets increased during the first six months of 2008 primarily because we increased our loan portfolio by $6,426,000, or 4.35%, to $154,170,000 at June 30, 2008 from $147,744,000 at December 31, 2007. The increase is also the result of increases in cash and cash equivalents of $258,000, or 20.20%, to $1,535,000 at June 30, 2008 from $1,277,000 at December 31, 2007, accrued interest receivable of $48,000, or 8.51%, to $612,000 at June 30, 2008 from $564,000 at December 31, 2007 and other assets of $373,000, or 85.55%, to $809,000 at June 30, 2008 from $436,000 at December 31, 2007. These increases were partially offset by decreases in investment securities held to maturity of $1,000,000, or 33.33%, to $2,000,000 at June 30, 2008 from $3,000,000 at December 31, 2007, investment securities available for sale of $480,000, or 5.37%, to $8,462,000 at June 30, 2008 from $8,942,000 at December 31, 2007, Federal Home Loan Bank of Atlanta stock of $138,000, or 7.48%, to $1,706,000 at June 30, 2008 from $1,844,000 at December 31, 2007 and mortgage backed securities held to maturity of $401,000, or 17.85%, to $1,846,000 at June 30, 2008 from $2,247,000 at December 31, 2007.

As further discussed in the Asset Quality section of this report, we hold a 19% participation (approximately $1,096,000 in unpaid principal balance) in an acquisition and development loan.  This loan was transferred foreclosed real estate. The foreclosed property had been contracted for sale subject to a feasibility study, however, the feasibility study period expired on June 15, 2008. The buyer has requested an extension to the original contract subject to a feasibility study period to expire on April 30, 2009. If the new contract is accepted, settlement is expected before the end of the third quarter of 2009. We still believe that we will recover the carrying amount of the real estate, although there can be no assurance that this will be the case. Additionally, a $100,000 business line of credit loan, restructured in the third quarter of 2007, is classified as impaired, because we believe that there is a substantial likelihood that we will not collect the total amount of the outstanding principal balance on this loan. A specific reserve of $100,000, or 100%, of the remaining loan balance continues to remain in our allowance for loan losses with respect to this loan.

To remain competitive and offer even more choices to our customers, we implemented a health savings account to assist customers in making medical expenses more affordable and a Coverdell Education Savings Account to assist our customers with planning for educational expenses. We also offer an eight month certificate of deposit and a carefree premium checking account with what we believe are attractive interest rates. In addition, we offer a merchant bank card service through a third party vendor, which offers our commercial checking account customers the convenience of processing their debit and credit transactions with ease and foreign currency services for our customers traveling abroad. We also offer a comprehensive and full service approach to managing finances and investing in the future. The creation of Slavie Financial Services and the addition of a certified financial planner in mid-2007 enabled us to bring investment guidance and financial planning expertise to our customers, while expanding our ability to provide personalized services that focus on the successful financial well being of our customers.

We expect that during the third quarter of 2008, our product development and review committee will implement remote deposit for commercial accountholders, a Slavie credit card, and check imaging services for our checking accountholders to provide an even wider variety of products and services to our customers. We also plan to expand our Automated Teller Machine network to include access to 47,000 ATMs throughout the United States and offer coin counting services in each of our lobbies. In addition, we hired an investment advisor who will join Slavie Financial Services in the third quarter of 2008.

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

Key measurements and events for the three- and six-month periods ended June 30, 2008 include the following:

•	Total assets at June 30, 2008 increased by 2.91% to $177,262,000 as compared to $172,244,000 as of December 31, 2007.

•	Total borrowings decreased by 8.82% from $34,000,000 as of December 31, 2007 to $31,000,000 as of June 30, 2008.

•	Net loans outstanding increased by 4.35% from $147,744,000 as of December 31, 2007 to $154,170,000 as of June 30, 2008.

•
Nonperforming loans and foreclosed real estate totaled $3,305,000 at June 30, 2008 as compared with a total of $1,551,000 at December 31, 2007. We believe an appropriate allowance for loan losses continues to be maintained.

•	Deposits at June 30, 2008 were $122,071,000, an increase of $7,973,000 or 6.99% from $114,098,000 at December 31, 2007.

•
We realized net income of $142,000 and $184,000 for the three-month and six-month periods ended June 30, 2008. This compares to a net loss of $38,000 and $48,000 for the three-month and six-month periods ended June 30, 2007.

•
Net interest income, our main source of income, was $1,026,000 and $1,927,000 during the three-month and six-month periods ended June 30, 2008 compared to $803,000 and $1,581,000 for the same periods in 2007. This represents an increase of 27.77% and 21.88% for the three months and six months ended June 30, 2008 as compared to the same periods in 2007.

•
We had four overdraft protection loan charge-offs totaling $2,300 during the six-month period ending June 30, 2008. We had a commercial non-real estate loan charge-off of $120,000 and two overdraft protection loan charge-offs totaling $1,100 during the six-month period ending June 30, 2007.

•
Non-interest income increased by $24,000 and $40,000, or 22.86% and 23.26%, for the three-month and six-month periods ended June 30, 2008, as compared to the three-month and six-month periods ended June 30, 2007.

•
Non-interest expenses increased by $51,000 and $115,000, or 6.25% and 7.04%, for the three-month and six-month periods ended June 30, 2008, as compared to the three- and six-month periods ended June 30, 2007.

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

Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, management has identified the determination of the allowance for loan losses as an accounting area that requires the subjective or complex judgments, and as such could be subject to revision as new information becomes available.

Securities available for sale are carried at fair value. Unrealized gains and losses, net of tax, on available for sale securities are reported as accumulated other comprehensive income (loss) until realized. Realized gains and losses on sales, determined using the specific identification method, are included in earnings. Investments and mortgage-backed securities held to maturity are carried at amortized cost since management has the ability and intention to hold them to maturity. Amortization of related premiums and discounts are computed using the level yield method over the terms of the securities.

The Company evaluates securities for other-than-temporary impairment on a quarterly basis. Consideration is given to (1) the length of time and the extent to which the fair value has been less than the cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment with the issuer for a period of time sufficient to allow for an anticipated recovery in fair value. In evaluating an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred and industry analysts’ reports.

The Company purchased Shay Asset Management Fund (AMF) Ultra Short Mortgages, consisting of short-term adjustable rate mortgage portfolio mutual funds, to control its interest rate risks and to generate interest income. It purchased the mutual funds incrementally between the years 2001 and 2003. As of June 30, 2008, the mutual fund has an amortized cost of $9,400,000 and a fair value of $8,500,000. Management has identified the Shay AMF Ultra Short Mortgage Fund as an impaired asset, meaning that the fair value is below the cost of the investment and these securities available for sale are carried at fair value. The unrealized losses of $900,000 on the available for sale securities are reported as accumulated other comprehensive loss. The unrealized losses are the result of declines in pricing levels differing from those existing at the time of the purchase of the fund. No gains or losses have been realized in income for any year since the initial purchases. The mutual funds have no stated maturity date.

Management believes that the unrealized losses of the securities available for sale, which have existed over the last few years, are only temporary and are due to the fund’s pricing decline. The Fund has paid an attractive yield and has made all principal and interest payments on time.  Management believes that there is a strong correlation between market rate movement and a widening of mortgage spreads. The combination of a current bond market with falling rates and a widening of mortgage spreads, along with an abnormally flat treasury curve, create a situation where unrealized losses are higher than ever. There is a strong indication that the turmoil in the U.S. housing market brought about, in part, by the subprime lending situation has driven the widening of the mortgage spreads and has created a perception of credit problems within the fund’s loan portfolio. Management believes these disruptions are only temporary in nature and expects the asset values of the fund to improve once liquidity is restored to the market and mortgage pricing spreads begin to narrow and return to a more stable market. As management has the intent and ability to hold these securities for the foreseeable future until anticipated recovery, the declines are not deemed to be other than temporary.

Management believes that the mutual fund has performed as intended within its investment objectives of seeking to protect its net interest margin in periods of rising rates and of providing as high a level of current income as is consistent with the preservation of capital and maintenance of liquidity. The yield of the Shay Asset Management Fund has consistently, since its inception, performed better than federal funds rates, the mutual funds hold primarily the highest quality credit rating adjustable rate mortgages and the investment is paying as agreed.

Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value less cost to sell at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell. Revenue and expenses from operations and changes in the valuation allowance are included in other expenses.

Management’s judgment is inherent in the determination of the provision and allowance for loan losses, including in connection with the valuation of collateral and the financial condition of the borrower. The establishment of allowance factors is a continuing exercise and allowance factors may change over time, resulting in an increase or decrease in the amount of the provision or allowance based upon the same volume and classification of loans. Changes in allowance factors or in management’s interpretation of those factors will have a direct impact on the amount of the provision, and a corresponding effect on income and assets. Also, errors in management’s perception and assessment of the allowance factors could result in the allowance not being adequate to cover losses in the portfolio, and may result in additional provisions or charge-offs, which would adversely affect income and capital. For additional information regarding the allowance for loan losses, see “Results of Operations for the Three and Six Months Ended June 30, 2008 and 2007 - Provision for Loan Losses and Analysis of Allowance for Loan Losses.”

Results of Operations for the Three and Six Months Ended June 30, 2008 and 2007

General. Net income increased $180,000 to a net income of $142,000 for the three months ended June 30, 2008 compared to a net loss of $38,000 for the same period in the prior year. The increase was due primarily to a $146,000 increase in interest income.

Net income increased $232,000, to a net income of $184,000 for the six months ended June 30, 2008 compared to a net loss of $48,000 for the same period in the prior year. The increase was due primarily to a $256,000 increase in interest income and a $40,000 increase in non-interest income, offset by a $115,000 increase in non-interest expenses.

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

	Three Months Ended June 30, 2008			Three Months Ended June 30, 2007
	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate
	Dollars in Thousands			Dollars in Thousands
Interest-earning assets:
Loans receivable(1)	$152,338	$2,300	6.04%	$144,668	$2,056	5.68%
Mortgage-backed securities	1,916	21	4.38	2,816	31	4.40
Investment securities (available for sale)	8,643	94	4.35	8,704	113	5.19
Investment securities (held to maturity)	2,000	16	3.20	4,000	38	3.80
Other interest-earning assets	3,442	38	4.42	5,628	85	6.04

Total interest-earning assets	168,339	2,469	5.87%	165,816	2,323	5.60%

Non-interest earning assets	8,159			6,885

Total assets	$176,498			$172,701

Interest-bearing liabilities:
Savings deposits	$13,662	28	0.82%	$16,580	48	1.16%
Demand and NOW accounts	10,995	62	2.26	7,292	42	2.30
Certificates of deposit	94,790	1,052	4.44	88,183	1,059	4.80
Escrows	3	-	-	9	-	-
Borrowings	31,667	301	3.80	33,833	371	4.39
Total interest-bearing liabilities	151,117	1,443	3.82%	145,897	1,520	4.17%

Non-interest bearing liabilities	3,697			4,461

Total liabilities	154,814			150,358

Total equity	21,684			22,343
Total liabilities and equity	$176,498			$172,701

Net interest income		$1,026			$803
Interest rate spread(2)			2.05%			1.43%
Net interest-earning assets	$17,222			$19,919
Net interest margin(3)			2.44%			1.94%
Ratio of interest earning assets to interest bearing liabilities		1.11x			1.14x

(1)	Loans receivable are net of the allowance for loan losses.
(2)	Net interest rate spread represents the difference between the average yield on interest earning assets and the average cost of interest bearing liabilities.
(3)	Net interest margin represents net interest income as a percentage of average interest earning assets.

	Six Months Ended June 30, 2008			Six Months Ended June 30, 2007
	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate
	Dollars in Thousands			Dollars in Thousands
Interest-earning assets:
Loans receivable(1)	$151,079	$4,525	5.99%	$145,350	$4,098	5.64%
Mortgage-backed securities	2,024	45	4.45	2,933	65	4.43
Investment securities (available for sale)	8,806	198	4.50	8,655	222	5.13
Investment securities (held to maturity)	2,167	39	3.60	4,000	75	3.75
Other interest-earning assets	3,113	74	4.75	5,460	165	6.04

Total interest-earning assets	167,189	4,881	5.84%	166,398	4,625	5.56%

Non-interest earning assets	8,002			6,984

Total assets	$175,191			$173,382

Interest-bearing liabilities:
Savings deposits	$13,977	64	0.92%	$16,965	95	1.12%
Demand and NOW accounts	9,862	120	2.43	7,253	84	2.32
Certificates of deposit	93,155	2,134	4.58	87,483	2,084	4.76
Escrows	2	-	-	7	-	-
Borrowings	32,917	636	3.86	35,250	781	4.43
Total interest-bearing liabilities	149,913	2,954	3.94%	146,958	3,044	4.14%

Non-interest bearing liabilities	3,538			4,048

Total liabilities	153,451			151,006

Total equity	21,740			22,376
Total liabilities and equity	$175,191			$173,382

Net interest income		$1,927			$1,581
Interest rate spread(2)			1.90%			1.42%
Net interest-earning assets	$17,276			$19,440
Net interest margin(3)			2.31%			1.90%
Ratio of interest earning assets to interest bearing liabilities		1.12x			1.13x

(1)	Loans receivable are net of the allowance for loan losses.
(2)	Net interest rate spread represents the difference between the average yield on interest earning assets and the average cost of interest bearing liabilities.
(3)	Net interest margin represents net interest income as a percentage of average interest earning assets.

Net Interest Income.

Three months ended June 30, 2008 compared to three months ended June 30, 2007.

Net interest income increased $223,000, or 27.77%, to $1,026,000 for the three months ended June 30, 2008 from $803,000 for the three months ended June 30, 2007. The increase was primarily a result of a $2,523,000, or 1.52%, increase in average interest earning assets to $168,339,000 from $165,816,000, a 27 basis point increase in the yield on average interest earning assets, from 5.60% to 5.87% and a 35 basis point decrease in the cost of average interest bearing liabilities, from 4.17% to 3.82%. These were offset by a $5,220,000, or 3.58%, increase in average interest bearing liabilities to $151,117,000 from $145,897,000.

Our interest rate spread increased to 2.05% for the quarter ended June 30, 2008 from 1.43% for the quarter ended June 30, 2007, reflecting a more rapid increase in the yield of our average interest earning assets as compared to the decrease in the cost of our average interest bearing liabilities. Our net interest margin increased to 2.44% from 1.94%, because of a higher yield on average interest earning assets and a decrease in the cost of our average interest bearing liabilities. The ratio of interest earning assets to interest bearing liabilities decreased slightly to 1.11 times for the three months ended June 30, 2008 from 1.14 times for the same period in 2007.

Six months ended June 30, 2008 compared to six months ended June 30, 2007.

Net interest income increased $346,000, or 21.88%, to $1,927,000 for the six months ended June 30, 2008 from $1,581,000 for the six months ended June 30, 2007. The increase was primarily a result of a $791,000, or 0.48%, increase in average interest earning assets to $167,189,000 from $166,398,000, a 28 basis point increase in the yield on average interest earning assets, from 5.56% to 5.84% and a 20 basis point decrease in the cost of average interest bearing liabilities, from 4.14% to 3.94%. These were offset by a $2,955,000, or 2.01%, increase in average interest bearing liabilities to $149,913,000 from $146,958,000.

Our interest rate spread increased to 1.90% from 1.42%, reflecting a more rapid increase in the yield of our average interest earning assets as compared to the decrease in the cost of our average interest bearing liabilities. Our net interest margin increased to 2.31% from 1.90%, because of a higher yield on average interest earning assets and a decrease in the cost of our average interest bearing liabilities. The ratio of interest earning assets to interest bearing liabilities remained relatively steady at 1.12 times for the six months ended June 30, 2008 from 1.13 times for 2007.

Interest Income.

Three months ended June 30, 2008 compared to three months ended June 30, 2007.

Interest income increased by $146,000, or 6.28%, to $2,469,000 for the three months ended June 30, 2008, from $2,323,000 for the three months ended June 30, 2007. The increase in interest income resulted from an increase of $244,000, or 11.87%, in interest and fee income from loans, partially offset by decreases of $41,000, or 27.15%, in interest income from investment securities, $10,000, or 32.26%, in interest income from mortgage-backed securities and $47,000, or 55.29%, in interest income from other interest earning assets (primarily consisting of interest earned on federal funds sold and Federal Home Loan Bank stock).

The increase in interest income reflects a $2,523,000, or 1.52%, increase in the average balance of interest-earning assets to $168,339,000 during the quarter ended June 30, 2008 from $165,816,000 during the quarter ended June 30, 2007 and a 27 basis point increase in the yield on average interest-earning assets to 5.87% for the three months ended June 30, 2008 from 5.60% for the three months ended June 30, 2007. This is due to a focus on increasing our commercial real estate loan origination volume and the higher interest rates those loans yield.

The increase in interest income and fees on loans was due to a $7,670,000, or 5.30%, increase in average net loans receivable, from $144,668,000 during the quarter ended June 30, 2007 to $152,338,000 during the quarter ended June 30, 2008 and a 36 basis point increase in the average yield on net loans receivable. The decrease in interest income from investment securities was primarily reflective of a 66 basis point decrease in the average yield and a $2,061,000, or 16.22%, decrease in the average balance of the investment securities. The decrease in interest income from mortgage-backed securities was primarily the result of a $900,000, or 31.96%, decline in the average balance of mortgage-backed securities and a 2 basis point decrease in the average yield on these securities.

The decrease in interest income from other interest-earning assets (primarily federal funds sold) was due to a $2,186,000, or 38.84%, decrease in average other interest-earning assets, from $5,628,000 during the quarter ended June 30, 2007 to $3,442,000 during the quarter ended June 30, 2008 (as a result of using federal funds to fund commercial real estate loan settlements and to pay down Federal Home Loan Bank borrowings) and a 162 basis point decrease in the average yield on these assets (as a result of decreases in short term market interest rates).

Six months ended June 30, 2008 compared to six months ended June 30, 2007.

Interest income increased by $256,000, or 5.54%, to $4,881,000 for the six months ended June 30, 2008, from $4,625,000 for the six months ended June 30, 2007. The increase in interest income resulted primarily from an increase of $427,000, or 10.42%, in interest and fee income from loans, partially offset by decreases of $60,000, or 20.20%, in interest income from investment securities, $91,000, or 55.15%, in interest income from other interest earning assets (primarily consisting of interest earned on federal funds sold and Federal Home Loan Bank stock) and $20,000, or 30.77%, in interest income from mortgage backed securities.

The increase in interest income reflects a $791,000, or 0.48%, increase in the average balance of interest-earning assets to $167,189,000 from $166,398,000, and a 28 basis point increase in the yield on average interest-earning assets to 5.84% for the six months ended June 30, 2008 from 5.56% for the six months ended June 30, 2007, reflecting an increase in our loan volume, primarily commercial real estate loans, and the higher interest rates those loans yield.

The increase in interest income and fees on loans was due to a $5,729,000, or 3.94%, increase in average net loans receivable, from $145,350,000 for the six months ended June 30, 2007 to $151,079,000 for the six months ended June 30, 2008 and a 35 basis point increase in average yield on net loans receivable. The decrease in interest income from investment securities was primarily reflective of a 43 basis point decrease in the average yield and a $1,682,000, or 13.29%, decrease in the average balance of the investment securities. The decrease in interest income from mortgage-backed securities was primarily the result of a $909,000 or 30.99% decline in the average balance of mortgage-backed securities, which was partially offset by a 2 basis point increase in the average yield on these securities.

The decrease in interest income from other interest-earning assets (primarily federal funds sold) was due to a $2,347,000, or 75.39%, decrease in average other interest-earning assets, from $5,460,000 during the six months ended June 30, 2007 to $3,113,000 during the six months ended June 30, 2008 (as a result of using federal funds to fund commercial real estate loan settlements and to pay down Federal Home Loan Bank borrowings) and a 129 basis point decrease in the average yield on these assets (as a result of decreases in short term market interest rates).

Interest Expense.

Three months ended June 30, 2008 compared to three months ended June 30, 2007.

Interest expense, which consists of interest paid on deposits and borrowings, decreased by $77,000, or 5.07%, to $1,443,000 for the three months ended June 30, 2008 from $1,520,000 for the three months ended June 30, 2007. The decrease in interest expense resulted from decreases of $75,000, or 69.44%, in interest paid on short-term borrowings and $7,000, or 0.61%, in interest paid on deposits, partially offset by an increase of $5,000, or 1.90%, in interest paid on long-term borrowings. The decrease in interest expense reflects a 35 basis point decrease in the average cost of interest-bearing liabilities, to 3.82% for the three months ended June 30, 2008 from 4.17% for the three months ended June 30, 2007, while the average balance of interest-bearing liabilities increased to $151,117,000 during the quarter ended June 30, 2008 from $145,897,000 during the quarter ended June 30, 2007.

The decrease in interest paid on deposits is due to a 33 basis point decrease in the average cost of deposits as a result of lowered market interest rates, partially offset by a $7,392,000, or 6.60%, increase in the balance of interest bearing deposits to $119,447,000 for the three months ended June 30, 2008 from $112,055,000 for the three months ended June 30, 2007. The decrease in interest paid on borrowings is a result of a decrease in the average balance of borrowings to $31,667,000 during the quarter ended June 30, 2008 from $33,833,000 in the same quarter of 2007 and a 59 basis point decrease in the average cost of borrowings as a result of borrowing at lower interest rates in connection with short-term borrowings which are renewed at current interest rates, which were lower during the 2007 period.

Six months ended June 30, 2008 compared to six months ended June 30, 2007.

Interest expense decreased by $90,000, or 2.96%, to $2,954,000 for the six months ended June 30, 2008 from $3,044,000 for the six months ended June 30, 2007. The decrease in interest expense resulted from a decrease of $157,000, or 61.09%, in interest paid on short-term borrowings, partially offset by increases of $55,000, or 2.43%, in interest paid on deposits and $12,000, or 2.29%, in interest paid on long-term borrowings. The decrease in interest expense reflects a 20 basis point decrease in the average cost of interest-bearing liabilities, to 3.94% for the six months ended June 30, 2008 from 4.14% for the six months ended June 30, 2007, while the average balance of interest-bearing liabilities increased to $149,913,000 for the six months ended June 30, 2008 from $146,958,000 for the same period of 2007. Interest paid on deposits increased due to an increase in the average balance of deposits to $116,994,000 from $111,701,000, which offset a decrease in the average cost of deposits by 15 basis points as a result of lower market interest rates. The average balance of borrowings decreased to $32,917,000 during the six months ended June 30, 2008 from $35,250,000 in the same period of 2007 and the average cost of borrowings decreased by 57 basis points as a result of borrowing at lower interest rates. Although the average balance in borrowings and the average cost of borrowings decreased, the interest on long-term borrowings increased due to a long-term convertible rate FHLB advance being called in July 2007 and replaced by a long-term convertible FHLB advance at a higher interest rate.

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

Based on our evaluation of these factors, and as discussed further below, management made a provision of $38,000 and $149,000 for the three months ended June 30, 2008 and June 30, 2007, and a provision of $74,000 and $182,000 for the six months ended June 30, 2008 and June 30, 2007, respectively. There were four overdraft protection loan charge-offs totaling $2,300 during the six-month period ended June 30, 2008. There was one commercial non-real estate loan charge-off of $120,000 during the six-month period ended June 30, 2007 which is discussed below under “General Valuation Allowance on the Remainder of the Loan Portfolio.” We used the same methodology and generally similar assumptions in computing the allowance for these periods.

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

The allowance for loan losses totaled $1,044,000 or 0.67% of gross loans outstanding of $155,526,000 at June 30, 2008, compared to an allowance for loan losses of $972,000, or 0.65%, of gross loans outstanding of $150,501,000 at December 31, 2007. The increase to the loan loss reserve is due to the increased commercial real estate loan balances, which historically create a mix of riskier loan products since commercial loans are considered to be a higher risk than residential mortgage loans. As of June 30, 2008, we have specific reserves of $100,000 within the allowance for loan losses because we believe there is a substantial likelihood that we will not collect the total amount of the outstanding principal balance on a commercial non-real estate loan that is classified as impaired. The corporate commercial loan borrower filed Chapter 7 corporate bankruptcy in the third quarter of 2006 and filed Chapter 7 personal bankruptcy in the second quarter of 2007. We restructured the remaining debt to facilitate repayment of the loan in the third quarter of 2007 and the borrower has been making payments in accordance with the terms of the restructured loan agreement.

The following table summarizes the activity in the provision for loan losses for the three and six months ended June 30, 2008 and 2007.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(Dollars in Thousands)

Balance at beginning of period	$1,007	$764	$972	$850

Charge-offs (1)	(1)	(1)	(2)	(120)
Recoveries	-	-	-	-
Net charge-offs	(1)	(1)	(2)	(120)
Provision for loan losses	38	149	74	182

Ending balance	$1,044	$912	$1,044	$912

Ratio of net charge-offs during the period to average loans outstanding, net, during the period	-	-	-	0.08%
Ratio of allowance for loan losses to total loans outstanding	0.67%	0.63%	0.67%	0.63%
Allowance for loan losses as a percent of total non-performing loans	47.26%	219.76%	47.26%	219.76%

(1)	Charge offs consisted primarily of the principal loss of overdraft protection lines of credit with the exception of a commercial non-real estate loan charge off of $120,000 in 2007.

Other Income.

Three months ended June 30, 2008 compared to three months ended June 30, 2007.

Historically, our non-interest income has been relatively modest and one of our strategic initiatives is to increase our non-interest income. Non-interest income increased $24,000, or 22.86%, to $129,000 for the three months ended June 30, 2008, as compared to $105,000 for the three months ended June 30, 2007. The primary reason for the increase in non-interest income is a $26,000, or 78.79%, increase in other income (primarily consisting of fees earned from the sale of non-insured investment products, processing fees and late charges on loan products and income from checking accounts and ATM usage) to $59,000 for the three months ended June 30, 2008, as compared to $33,000 for the three months ended June 30, 2007 and a $22,000, or 53.66%, increase in rental income from our headquarters building to $63,000 for the three months ended June 30, 2008, as compared to $41,000 for the three months ended June 30, 2007 (as a result of a $11,500 early termination penalty as a tenant vacated their space prior to the contract expiration and paid in full their portion of the costs of $9,000 associated with building improvements and an increase in leasing rates to certain non-affiliated tenants since June 2007). One tenant has vacated a portion of our leaseable space, terminated their lease and paid us in full through July 31, 2008. While we have experienced the loss of another small tenant in the second quarter of 2008, they continue to pay the rent due pursuant to the agreed upon rent schedule while we seek to lease their space. Our rental income has also remained constant due to increases in rental rates provided for in the applicable lease agreements of the remaining tenants. As of June 30, 2008, we leased 100% of the total leaseable space in our headquarters building. We expect this figure to decrease only slightly to 93% in the third quarter of 2008 as we do not anticipate any vacant leaseable space in our headquarters building, other than due to the tenants mentioned above.

Six months ended June 30, 2008 compared to six months ended June 30, 2007.

Non-interest income increased $40,000, or 23.26%, to $212,000 for the six months ended June 30, 2008, as compared to $172,000 for the six months ended June 30, 2007. The primary reason for the increase in non-interest income is a $47,000, or 88.68%, increase in other income and a $25,000, or 31.25%, increase in rental income from our headquarters building.

Non-interest Expense.

Three months ended June 30, 2008 compared to three months ended June 30, 2007.

Non-interest expense was $867,000 for the three months ended June 30, 2008 as compared to $816,000 for the three months ended June 30, 2007, an increase of $51,000, or 6.25%. The increase was due primarily to an increase of $58,000, or 13.62%, in compensation and related expenses, partially offset by a decrease of $16,000, or 25.00%, in advertising expenses. The increase in compensation and related expenses is the result of hiring two experienced commercial loan originators, one in February of 2007 and one in November 2007 and a certified financial planner in June 2007.

Six months ended June 30, 2008 compared to six months ended June 30, 2007.

Non-interest expense was $1,749,000 for the six months ended June 30, 2008, as compared to $1,634,000 for the six months ended June 30, 2007, an increase of $115,000 or 7.04%. The increase was due primarily to a $108,000, or 12.56%, increase in compensation expenses, partially offset by a decrease of $6,000, or 5.56%, in advertising expenses. The increase in compensation expenses for the six months ended June 30, 2008 is due to the same factors as stated above for the three month period.

Income Tax Expense.

Three months ended June 30, 2008 compared to three months ended June 30, 2007.

The provision for income taxes was $108,000 for the three months ended June 30, 2008 compared to a benefit for income taxes of $19,000 for the three months ended June 30, 2007, representing a $127,000, or 668.42%, increase. The increase in the provision for income taxes was primarily due to our income before taxes of $250,000 for the three months ended June 30, 2008, as compared to our loss of $57,000 for the three months ended June 30, 2007. The effective tax rate was 43.20% for the three months ended June 30, 2008 compared with 33% for the same period in 2007. The increase in the effective tax rate was primarily due to the lower interest on the U.S. obligations which are exempt for state tax purposes for the three months ended June 30, 2008, as compared to the three months ended June 30, 2007.

Six months ended June 30, 2008 compared to six months ended June 30, 2007.

The provision for income taxes was $132,000 for the six months ended June 30, 2008 compared to a benefit for income taxes of $15,000 for the six months ended June 30, 2007, representing a $147,000, or 980.00%, increase. The increase in the provision for income taxes was primarily due to our income before taxes of $316,000 for the six months ended June 30, 2008, as compared to our loss of $63,000 for the six months ended June 30, 2007. The effective tax rate was 41.77% for the six months ended June 30, 2008 compared with 23.81% for the same period in 2007. The reason for the increase in the effective tax rate for the six month period ending June 30, 2008 is the same as stated above for the quarter ending June 30, 2008.

Analysis of Financial Condition

Assets.

General.

Our total assets increased by $5,018,000 or 2.91%, to $177,262,000 at June 30, 2008, from $172,244,000 at December 31, 2007. The increase in total assets resulted primarily from increases of $6,426,000, or 4.35% increase in net loans receivable, from $147,744,000 at December 31, 2007 to $154,170,000 at June 30, 2008, $258,000, or 20.20%, increase in cash and cash equivalents, from $1,277,000 at December 31, 2007 to $1,535,000 at June 30, 2008 and $373,000, or 85.55%, in other assets (consisting primarily of deferred income taxes, prepaid assets, and an investment in Mortgage Department Services, LLC), from $436,000 at December 31, 2007 to $809,000 at June 30, 2008. These increases were offset by a $1,000,000, or 33.33%, decrease in investment securities - held to maturity, from $3,000,000 at December 31, 2007 to $2,000,000 at June 30, 2008, a $480,000, or 5.37%, decrease in investment securities - available for sale, from $8,942,000 at December 31, 2007 to $8,462,000 at June 30, 2008 and a $401,000, or 17.85%, decrease in mortgage backed securities-held to maturity, from $2,247,000 at December 31, 2007 to $1,846,000 at June 30, 2008.

Investment Securities.

The investment portfolio at June 30, 2008 amounted to $12,308,000, a decrease of $1,881,000, or 13.26%, from $14,189,000 at December 31, 2007. Investment securities – available for sale, decreased $480,000, or 5.37%, to $8,462,000 at June 30, 2008 from $8,942,000 at December 31, 2007, primarily as a result of unrealized losses to the account. Investment securities – held to maturity, decreased $1,000,000, or 33.33%, to $2,000,000 at June 30, 2008 from $3,000,000 at December 31, 2007, as a result of a principal repayment on a matured investment. Mortgage-backed securities – held to maturity, decreased $401,000, or 17.85%, to $1,846,000 at June 30, 2008 from $2,247,000 at December 31, 2007, as a result of principal repayments. As we are not continuing to purchase mortgage-backed securities, we expect continued decreases in this asset both in amount and as a percentage of our assets.

The carrying value of available for sale securities includes a net unrealized loss of $936,000 at June 30, 2008 (reflected as accumulated other comprehensive loss of $569,000 in equity after deferred taxes) as compared to a net unrealized loss of $258,000 ($158,000 net of taxes) as of December 31, 2007. In general, the increase in unrealized loss was a result of instability in the mortgage-backed securities market.

Loan Portfolio

Loans receivable, net, increased $6,426,000, or 4.35%, to $154,170,000 at June 30, 2008 from $147,744,000 at December 31, 2007. The commercial real estate loan portfolio increased $3,430,000, or 21.62%, to $19,296,000 at June 30, 2008 from $15,866,000 at December 31, 2007. One-to-four family residential loans decreased $1,853,000, or 1.65% to $110,385,000 at June 30, 2008 from $112,238,000 at December 31, 2007. Our loan customers are generally located in the Baltimore Metropolitan area and its surrounding counties in Maryland.

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

Real estate and other assets that we acquire as a result of foreclosure or by deed-in-lieu of foreclosure or repossession on collateral-dependent loans are classified as real estate or other repossessed assets until sold. Such assets are recorded at fair value less estimated selling costs at foreclosure or other repossession and updated quarterly at the lower of cost or estimated fair value less estimated selling costs. Any portion of the outstanding loan balance in excess of fair value at the time of foreclosure is charged off against the allowance for loan losses. If, upon ultimate disposition of the property, net sales proceeds exceed the net carrying value of the property, a gain on sale of foreclosed real estate or other assets is recorded. We have one foreclosed real estate participation loan totaling $1,096,000 at June 30, 2008. This asset is an acquisition and development real estate participation that became delinquent in the fourth quarter of 2004 and was placed on non-accrual status in the third quarter of 2005. Both the principal of the borrower and the entity that owns the collateral property filed for bankruptcy in the fourth quarter of 2006. An automatic stay was imposed in connection with the bankruptcy filings that had prevented the sale of the property, which was lifted in the second quarter of 2007. The property was sold at auction to the lead participating bank, requiring us to reclassify the participation as foreclosed real estate in the same quarter. Subsequently, a real estate developer made an offer to purchase the foreclosed property and the lead participating bank accepted a letter of intent and executed a contract with a feasibility study period, which expired on June 15, 2008. The real estate developer is requesting reinstatement of the contract of sale with a new expiration date of April 30, 2009, with a pending settlement expected before the end of the third quarter of 2009. We are also pursuing other interested buyers. We still expect to recover the carrying amount of the real estate, although there can be no assurance that this will be the case. We had foreclosed real estate of $1,096,000 at June 30, 2008 and $1,083,000 at December 31, 2007.

Non-accrual loans totaled $772,000, or 0.50%, $468,000, or 0.32% and $415,000, or 0.29% of net loans receivable at June 30, 2008, December 31, 2007 and June 30, 2007, respectively. Of the non-accrual loans at June 30, 2008, $100,000 consisted of a commercial non-real estate loan and $672,000 consisted of four one- to-four-family residential mortgage loans. The increase in the amount of non-accrual loans between the first six months of 2008 and 2007 is due to an increase in the number of residential loans that are over ninety days past due during the second quarter of 2008.

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

As of June 30, 2008, we have classified a commercial non-real estate loan as impaired as was discussed in the “Provision for Loan Losses and Analysis of Allowance for Loan Losses” section of this report. In anticipation of a minimal recovery of principal on this loan, we charged a portion of the loan balance against our allowance for loan losses and we have reserved $100,000, or 100%, of the remaining balance of the loan to our allowance for loan losses in 2007. The remaining debt was restructured at that time.

We have also placed a commercial real estate loan in the amount of $1,133,000 on our watch list due to slow housing sales. The borrower is a well regarded builder and developer and we expect all payments to be made as agreed. As of June 30, 2008, the loan is being paid as agreed.

 Other than as disclosed in the paragraphs above, there are no other loans at June 30, 2008 about which management has serious doubts concerning the ability of the borrowers to comply with the present loan repayment terms.

Liabilities.

General.

Total liabilities increased by $5,168,000, or 3.43%, to $155,643,000 at June 30, 2008, from $150,475,000 at December 31, 2007. The increase in total liabilities resulted from increases of $7,973,000, or 6.99% in deposits and $1,389,000, or 409.73%, in advance payments by borrowers for taxes and insurance, partially offset by decreases of $3,000,000, or 8.82%, in borrowings and $889,000, or 82.54%, in checks outstanding in excess of bank balance. The decrease in borrowings is the result of paying down the Federal Home Loan Bank advances when our liquidity is favorable. Advance payments by borrowers for taxes and insurance increased because the July 2008 semi-annual property taxes had not been paid as of June 30, 2008. The balance in checks outstanding in excess of bank balance at the end of a period is dependent on the number and amounts of checks issued on the account at our correspondent’s bank and when such checks are presented for payment. Any excess funds are automatically transferred into an interest-earning federal funds account. Therefore, changes in checks outstanding in excess of bank balance as reflected on the balance sheet, generally, do not reflect any underlying changes in the Company’s financial condition. The other liabilities consist primarily of accrued federal and state income taxes and accrued interest on Federal Home Loan Bank borrowings.

Deposits

Deposits increased $7,973,000, or 6.99%, to $122,071,000 at June 30, 2008 from $114,098,000 at December 31, 2007. Certificates of deposits increased $5,728,000, or 6.39%, to $95,403,000 at June 30, 2008 from $89,675,000 at December 31, 2007, and NOW and money market demand deposit accounts increased by $2,368,000, or 14.18%, to $19,073,000 at June 30, 2008 from $16,705,000 at December 31, 2007. Savings deposits decreased by $123,000, or 1.59%, to $7,595,000 at June 30, 2008 from $7,718,000 at December 31, 2007. We believe that, as deposit rates fall and the stock market remains volatile, our customers are moving funds into shorter term investments with higher yields or keeping their funds liquid in anticipation of an economic recovery, thus accounting for the increase in certificate of deposit and core deposit accounts and the decline in lower rate paying savings deposit accounts.

Borrowings.

At June 30, 2008, we were permitted to borrow up to $53,179,000 from the Federal Home Loan Bank of Atlanta. We had $31,000,000 and $34,000,000 of Federal Home Loan Bank advances outstanding as of June 30, 2008 and December 31, 2007, respectively, and we averaged $32,917,000 and $33,917,000 of Federal Home Loan Bank advances during the six months ended June 30, 2008 and the year ended December 31, 2007, respectively. The decrease in borrowings reflects $3,000,000 Federal Home Loan Bank advance pay downs and $26,000,000 in the rollover of advances, offset by maturing advances of $26,000,000 in the first half of 2008.

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

Our most liquid assets are cash and cash equivalents. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At June 30, 2008, cash and cash equivalents totaled $1,535,000. Securities classified as available-for-sale, which can provide additional sources of liquidity, totaled $8,462,000 at June 30, 2008. However, because all of these securities were in an unrealized loss position at June 30, 2008, and because management has the intent and ability to hold these securities until recovery or maturity, management does not consider these securities as a source of liquidity at June 30, 2008. Also, at June 30, 2008, we had advances outstanding of $31,000,000 from the Federal Home Loan Bank of Atlanta. On that date, we had the ability to borrow an additional $22,179,000.

At June 30, 2008, we had outstanding commitments to originate loans of $786,000 (excluding the undisbursed portions of loans). These commitments do not necessarily represent future cash requirements since certain of these instruments may expire without being funded, although this would be unusual. We also extend lines of credit to customers, primarily home equity lines of credit. The borrower is able to draw on these lines as needed, thus the funding is generally unpredictable. Unused home equity lines of credit amounted to $4,957,000 at June 30, 2008. Since the majority of unused lines of credit expire without being funded, it is anticipated that our obligation to fund the above commitment amounts will be substantially less than the amounts reported.

Certificates of deposit accounts scheduled to mature within one year totaled $63,159,000 or 51.74% of total deposits at June 30, 2008. Management believes that the large percentage of deposits in shorter-term certificates of deposit reflects customers’ hesitancy to invest their funds in long-term certificates of deposit in the current interest rate environment. If these deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and/or additional borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before June 30, 2009. We believe, however, that, based on past experience, a significant portion of our certificates of deposit will remain with us. We also believe we have the ability to attract and retain deposits by adjusting the interest rates offered.

Our borrowings are with the Federal Home Loan Bank of Atlanta and are secured by Federal Home Loan Bank of Atlanta stock that we own and a blanket lien on mortgages. Borrowings at June 30, 2008 consisted of $4,500,000 short term fixed rate FHLB advances bearing interest at rates ranging from 2.57% to 2.77% and $26,500,000 long term convertible rate FHLB advances with fixed interest rates ranging from 3.63% to 4.90%. If not repaid or converted to a different product, the convertible rate advances will convert from a fixed to a floating rate after the initial borrowing periods ranging from three months to sixty months.

Our primary investing activity is the origination of loans, primarily one- to four-family residential mortgage loans and commercial real estate loans. Our primary financing activity consists of activity in deposit accounts and Federal Home Loan Bank of Atlanta advances. Deposit growth has continued to outpace asset growth over the past twelve to fifteen months and the increased liquidity has been placed in a federal funds account with our correspondent bank and used to pay down borrowed funds and to fund commercial real estate and acquisition and renovation loans. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors and other factors. We generally manage the pricing of our deposits to be competitive. Occasionally, we offer promotional rates on certain deposit products to attract deposits.

We are not aware of any known trends, events or uncertainties that will have or are reasonably likely to have a material effect on our liquidity, capital or operations, nor are we aware of any current recommendation by regulatory authorities, which if implemented, would have a material effect on liquidity, capital or operations.

Stockholders’ Equity

Total stockholders’ equity decreased $150,000, or 0.69%, to $21,619,000 at June 30, 2008 from $21,769,000 at December 31, 2007 as a result of increases in stock based compensation of $51,000, net income of $184,000 and an accumulated other comprehensive loss of $410,000 (resulting from the unrealized losses on investments available for sale, net of tax). We are considered “well capitalized” under the risk-based capital guidelines applicable to us.

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

Financial Instruments Whose
Contract Amount Represents	Contract Amount At
Credit Risk	June 30, 2008	December 31, 2007
	(Dollars in thousands)
Lines of credit – commercial	$8,227	$887
Lines of credit – home equity	4,957	4,964
Lines of credit – overdraft checking	128	129
Mortgage loan commitments	786	1,541

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

Our outstanding commitments to make mortgages are at fixed rates ranging from 7.50% to 8.00% and 6.250% to 8.250% at June 30, 2008 and December 31, 2007, respectively. Loan commitments expire 60 days from the date of the commitment.

For the six months ended June 30, 2008, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

Our goals, objectives, expectations and intentions, including statements regarding the development and introduction of new products and services, the allowance for loan losses, leaseable space in our headquarters building, repayment of non-accrual and watch list loans, retention of maturing certificates of deposit, liquidity management, funding of unused lines of credit, our holding of mortgage-backed securities and financial and other goals are forward looking. These statements are based on our beliefs, assumptions and on information available to us as of the date of this filing, and involve risks and uncertainties. These risks and uncertainties include, among others, those discussed in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2007; the effect of falling interest rates on our profits and asset values; risks related to our intended increased focus on commercial real estate and commercial business loans; adverse economic conditions in our market area; our dependence on key personnel; competitive factors within our market area; the effect of developments in technology on our business; adverse changes in the overall national economy as well as adverse economic conditions in our specific market area; adequacy of the allowance for loan losses; expenses as a result of our stock benefit plans; and changes in regulatory requirements and/or restrictive banking legislation.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable

Item 4. Controls and Procedures.

As of the end of the period covered by this quarterly report on Form 10-Q, SFSB, Inc.’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of SFSB, Inc.’s disclosure controls and procedures. Based upon that evaluation, SFSB, Inc.’s Chief Executive Officer and Chief Financial Officer concluded that SFSB, Inc.’s disclosure controls and procedures are effective as of June 30, 2008. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by SFSB, Inc. in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

In addition, there were no changes in SFSB, Inc.’s internal control over financial reporting (as defined in Rule 13a-15 or Rule 15d-15 under the Securities Act of 1934, as amended) during the quarter ended June 30, 2008, that have materially affected, or are reasonably likely to materially affect, SFSB, Inc.’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

 The table below summarizes our repurchases of equity securities during the second quarter of 2008.

ISSUER PURCHASES OF SECURITIES

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that May Yet Be Purchased Under The Plans or Programs(1)
April 1 – 30, 2008	0	n/a	0	58,552

May 1 –31, 2008	500	$6.90	500	58,052

June 1 - 30, 2008	100	$6.90	100	57,952

Total Second Quarter	600	$6.90	600	57,952

(1) On November 21, 2005, SFSB, Inc.’s board of directors adopted a stock repurchase program to acquire up to 53,561 shares, or approximately 4% of our outstanding common stock held by persons other than Slavie Bancorp, MHC. SFSB, Inc.’s board of Directors approved additional repurchases of up to an additional 66,951 shares on May 10, 2006, 62,334 shares on August 6, 2007, 59,052 shares on February 19, 2008 and 59,022 on July 21, 2008, in each case constituting approximately 5% of its outstanding common stock held by persons other than Slavie Bancorp, MHC at such time. Stock purchases are made from time to time in the open market at the discretion of management. Any share repurchases under the repurchase program are dependent upon market conditions and other applicable legal requirements and must be undertaken within a 12-month period of the board’s authorization. As of June 30, 2008, SFSB, Inc. had repurchased 183,947 shares on the open market at an average cost of $9.14 per share to fund a stock-based compensation plan. In accordance with the terms of the stock repurchase program, as of June 30, 2008, SFSB, Inc. is authorized to purchase an additional 57,952 shares before February 19, 2009 and, as of the date of this filing, an aggregate of 57,941 shares before July 21, 2009.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Submission of Matters to a Vote of Securities Holders.

(a) SFSB, Inc. held its annual meeting of stockholders on May 15, 2008.

(b) At the annual meeting, Philip E. Logan and Robert M. Stahl IV were elected to serve a three-year term expiring upon the date of SFSB, Inc.’s 2011 Annual Meeting. The term of office of the following directors continued after the meeting: J. Benson Brown, Thomas J. Drechsler, Charles E. Wagner, Jr. and James D. Wise.

(c) 1. The following individuals were nominees for the Board of Directors for a term to expire at the 2011 annual meeting of stockholders. The number of votes for or withheld for each nominee is as follows:

	For	Withheld	Total
Philip E. Logan	2,769,729	72,743	2,842,472
Robert M. Stahl IV	2,770,229	72,243	2,842,472

2. The ratification of the appointment of Beard Miller Company LLP as independent public accountants to audit the financial statements of SFSB, Inc. for 2008:

For	Against	Abstain	Broker Non-Votes	Total
2,804,463	37,909	100	0	2,842,472

Item 5. Other Information.

None.

Item 6. Exhibits.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SFSB, Inc.

Date: August 14, 2008	By:	/s/ Philip E. Logan
Philip E. Logan, President
(Principal Executive Officer)

Date: August 14, 2008	By:	/s/ Sophie T. Wittelsberger
Sophie Torin Wittelsberger, Chief Financial Officer
(Principal Accounting and Financial Officer)