Form 10-Q
period 2008-09-30
SFSB, Inc.
filed 2008-11-14
CIK 1303026

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ______to ___________

Commission file number: 000-51037

SFSB, INC.
(Exact name of registrant as specified in its charter)

United States	20-2077715
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

As of November 10, 2008, there were 2,754,092 shares of the issuer’s Common Stock, par value $0.01 per share, outstanding.

TABLE OF CONTENTS

		Page
Item	Description

	PART I
1	Financial Statements (Unaudited)
	Consolidated Statements of Financial Condition	3
	Consolidated Statements of Operations	4
	Consolidated Statements of Comprehensive Income (Loss)	5
	Consolidated Statements of Cash Flows	6
	Notes to Consolidated Financial Statements	7-12
2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
3	Quantitative and Qualitative Disclosures About Market Risk	34
4	Controls and Procedures	34

	PART II
1	Legal Proceedings	35
2	Unregistered Sales of Equity Securities and Use of Proceeds	36
3	Defaults Upon Senior Securities	36
4	Submission of Matters to a Vote of Securities Holders	36
5	Other Information	37
6	Exhibit Index	37
	Signatures	38
	Exhibits	39

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
SFSB, Inc.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	September 30, 2008	December 31, 2007
	(Dollars in thousands, except share data)
ASSETS
Cash and due from banks	$1,299	$612
Federal funds sold	855	665
Cash and cash equivalents	2,154	1,277

Investment securities - available for sale	7,808	8,942
Investment securities - held to maturity (fair value of 2008 $-; 2007 $2,987)	—	3,000
Mortgage backed securities - held to maturity (fair value of 2008 $1,695; 2007 $2,221)	1,702	2,247
Loans receivable - net of allowance for loan losses of 2008 $1,100; 2007 $972	155,309	147,744
Foreclosed Real Estate	1,096	1,083
Federal Home Loan Bank of Atlanta stock, at cost	1,706	1,844
Premises and equipment, net	5,023	5,107
Accrued interest receivable	636	564
Other assets	421	436
Total assets	$175,855	$172,244

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities
Deposits	$123,819	$114,098
Checks outstanding in excess of bank balance	247	1,077
Borrowings	30,500	34,000
Advance payments by borrowers for taxes and insurance	662	339
Other liabilities	465	961
Total liabilities	155,693	150,475

Stockholders’ Equity
Preferred stock, no par value, 1,000,000 shares authorized, none issued and outstanding	—	—
Common stock, par value $0.01, 9,000,000 shares authorized, 2,975,625 shares issued at September 30, 2008 and December 31, 2007 and 2,754,092 and 2,817,644 shares outstanding at September 30, 2008 and December 31, 2007, respectively	30	30
Additional paid-in capital	12,839	12,828
Retained earnings (substantially restricted)	10,106	11,496
Unearned Employee Stock Ownership Plan shares	(948)	(992)
Treasury Stock at cost, September 30, 2008, 221,533 shares and December 31, 2007, 157,981 shares	(1,865)	(1,434)
Accumulated other comprehensive loss	—	(159)
Total stockholders’ equity	20,162	21,769
Total liabilities and stockholders’ equity	$175,855	$172,244

See notes to consolidated financial statements.

SFSB, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(Dollars in thousands, except for per share data)
Interest and fees on loans	$2,338	$2,130	$6,863	$6,228
Interest and dividends on investment securities	92	149	329	446
Interest on mortgage backed securities	18	29	63	94
Other interest income	18	59	92	224

Total interest income	2,466	2,367	7,347	6,992

Interest on deposits	1,115	1,201	3,433	3,464
Interest on short-term borrowings	21	78	121	335
Interest on long-term borrowings	271	271	807	795

Total interest expense	1,407	1,550	4,361	4,594

Net interest income	1,059	817	2,986	2,398
Provision for loan losses	56	26	130	208
Net interest income after provision for loan
losses	1,003	791	2,856	2,190

Other (Loss) Income
Loss on investments	(1,678)	—	(1,678)	—
Rental income	38	41	144	121
Other income	79	46	179	99
Gain on sale of loans	7	18	14	57

Total other (loss) income	(1,554)	105	(1,341)	277

Non-Interest Expenses
Compensation and other related expenses	493	455	1,461	1,315
Occupancy expense	100	93	292	278
Advertising expense	61	39	163	147
Service bureau expense	59	41	148	124
Furniture, fixtures and equipment	37	33	98	98
Telephone, postage and delivery	23	22	66	60
Other expenses	175	165	470	460

Total non-interest expenses	948	848	2,698	2,482

(Loss) Income before income tax provision	(1,499)	48	(1,183)	(15)
Income tax provision	75	21	207	6

Net (loss) income	$(1,574)	$27	$(1,390)	$(21)
Basic (Loss) Earnings per Share	$(0.59)	$0.01	$(0.51)	$(0.01)
Diluted (Loss) Earnings per Share	$(0.59)	$0.01	$(0.51)	$(0.01)

See notes to consolidated financial statements.

SFSB, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(Dollars in thousands)

Net (loss) income	$(1,574)	$27	$(1,390)	$(21)

Net unrealized loss on securities available for sale during the period (net of taxes of $739, $4, $1,012 and $17)	(1,109)	(5)	(1,519)	(27)

Securities impairment loss reclassification into Statement of Operations during the period	$1,678	—	$1,678	—

Other Comprehensive Income (Loss)	$569	$(5)	$159	$(27)

Total Comprehensive (Loss) Income	$(1,005)	$22	$(1,231)	$(48)

See notes to consolidated financial statements.

SFSB, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	2008	2007
	(Dollars in thousands)
Cash Flows From Operating Activities
Net loss	$(1,390)	$(21)
Adjustments to Reconcile Net Income (Loss) to Net Cash
Provided by Operating Activities:
Non-cash compensation under stock-based compensation plans and Employee Stock Ownership Plan	120	129
Net amortization of premiums and discounts of investment securities	8
Amortization of deferred loan fees	(154)	(53)
Provision for loan losses	130	208
Impairment write-down of investment securities	1,678	—
Gain on sale of loans	(14)	(57)
Loans originated for sale	(648)	(6,871)
Proceeds from loans sold	662	6,928
Provision for depreciation	169	175
(Increase) decrease in accrued interest receivable and other assets	(57)	152
(Decrease) increase in other liabilities	(496)	418
Net Cash Provided by Operating Activities	8	1,017

Cash Flows from Investing Activities
Purchase of available for sale securities	(286)	(339)
Proceeds from redemption of held to maturity securities	3,000	1,000
Net increase in loans	(6,147)	(284)
Purchase of loans	(1,507)	—
Principal collected on mortgage-backed securities	538	717
Purchase of Federal Home Loan Bank of Atlanta stock	(23)	—
Redemption of Federal Home Loan Bank of Atlanta stock	161	277
Purchases of premises and equipment	(85)	(69)
Net Cash (Used in) Provided by Investing Activities	(4,349)	1,302

Cash Flows from Financing Activities
Net increase in deposits	9,721	2,862
(Decrease) increase in checks outstanding in excess of bank balance	(830)	1,055
Proceeds from long-term borrowings	—	10,000
Repayment of long-term borrowings	—	(10,000)
Net change in short-term borrowings	(3,500)	(7,500)
Increase in advance payments by borrowers for taxes and insurance	323	314
Issuance of common stock	—	67
Purchase of treasury stock	(496)	(427)
Net Cash Provided by (Used in) Financing Activities	5,218	(3,629)

Increase (decrease) in cash and cash equivalents	877	(1,310)
Cash and cash equivalents at beginning of year	1,277	2,851
Cash and cash equivalents at end of period	$2,154	$1,541

Supplemental Disclosures of Cash Flows Information:
Income taxes paid	$512	$—
Interest expense paid	$4,352	$4,589
Transfer of loan to foreclosed real estate	$—	$1,083

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

Slavie Bancorp, MHC, a mutual holding company whose activity is not included in the accompanying consolidated financial statements, owns 59.42% of the outstanding common stock of the Company as of September 30, 2008.

Note 2 - Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to SEC Form 10-Q. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements.

The foregoing consolidated financial statements in the opinion of management include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation thereof. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. The results of operations for the nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the full year.

Note 3 - Earnings (Loss) Per Share

Basic (loss) earnings per share is computed by dividing net (loss) income by the weighted average number of common shares outstanding for the appropriate period. Unearned Employee Stock Ownership Plan (“ESOP”) shares are not included in outstanding shares. Diluted (loss) earnings per share is computed by dividing net (loss) income by the weighted average shares outstanding as adjusted for the dilutive effect of outstanding stock options and unvested stock awards. Potential common shares related to stock options and unvested stock awards are determined based on the “treasury stock” method. Information related to the calculation of (loss) earnings per share is summarized for the three and nine months ended September 30 as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2008		September 30, 2008
	Basic	Diluted	Basic	Diluted
	(In thousands, except for per share data)

Net loss	$(1,574)	$(1,574)	$(1,390)	$(1,390)

Weighted average shares outstanding	2,669	2,669	2,700	2,700

Diluted Securities
Stock Options	—	—	—	—
Unvested Stock Awards	—	—	—	—

Adjusted Weighted average shares	2,669	2,669	2,700	2,700

Per Share Amount	$(0.59)	$(0.59)	$(0.51)	$(0.51)

	Three Months Ended		Nine Months Ended
	September 30, 2007		September 30, 2007
	Basic	Diluted	Basic	Diluted
	(In thousands, except for per share data)
Net Income (loss)	$27	$27	$(21)	$(21)

Weighted average shares outstanding	2,704	2,704	2,722	2,722

Diluted Securities
Stock Options	—	—	—	—
Unvested Stock Awards	—	—	—	—

Adjusted Weighted average shares	2,704	2,704	2,722	2,722

Per Share Amount	$0.01	$0.01	$(0.01)	$(0.01)

Note 4 - Regulatory Capital Requirements

At September 30, 2008, the Bank met each of the three minimum regulatory capital requirements. The following table summarizes the Bank’s regulatory capital position at September 30, 2008 and December 31, 2007.

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provision
	Amount	%	Amount	%	Amount	%
September 30, 2008			(Dollars in thousands)
Tangible (1)	$15,590	8.84%	$2,646	1.50%	N/A	N/A
Tier I capital (2)	15,590	13.93%	N/A	N/A	$6,716	6.00%
Core (leverage) (1)	15,590	8.84%	7,057	4.00%	8,821	5.00%
Risk-weighted (2)	16,590	14.82%	8,955	8.00%	11,193	10.00%

December 31, 2007
Tangible (1)	$16,948	9.81%	$2,591	1.50%	N/A	N/A
Tier I capital (2)	16,948	16.42%	N/A	N/A	$6,194	6.00%
Core (leverage) (1)	16,948	9.81%	6,909	4.00%	8,637	5.00%
Risk-weighted (2)	17,920	17.36%	8,259	8.00%	10,324	10.00%

(1)	To adjusted total assets.

(2)	To risk-weighted assets.

Note 5 - Stock-Based Compensation

The compensation cost charged against income for stock-based compensation plans, excluding ESOP, was $30,000 and $89,000, for the three and nine months ended September 30, 2008. The total income tax benefit recognized was $8,000 and $25,000 for the three and nine months ended September 30, 2008. The compensation cost charged against income for stock-based compensation plans, excluding ESOP, was $30,000 and $89,000 for the three and nine months ended September 30, 2007. The total income tax benefit recognized was $8,000 and $25,000 for the three and nine months ended September 30, 2007.

Note 6 - Fair Values for Financial Instruments

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

An asset or liability’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.

For assets measured at fair value, the fair value measurements by level within the fair value hierarchy used at September 30, 2008 are as follows:

	September 30, 2008	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Other Unobservable Inputs
	(Dollars in thousands)
Securities available for sale	$7,808	$7,808	$—	$—
Impaired loans	239	—	—	239
Foreclosed Real Estate	1,096	—	—	1,096
Total	$9,143	$7,808	$—	$1,335

The following valuation techniques were used to measure the fair value of assets in the table above on a recurring basis as of September 30, 2008.

Available for sale securities - The fair value on available for sale securities was based on available market pricing for the securities.

Impaired Loans - Loans included in the above table are those that are accounted for under SFAS 114, Accounting by Creditors for Impairment of a Loan, in which the Company has measured impairment generally based on the fair value of the loan’s collateral. This asset is included as Level 3 fair value, based upon the lowest level of input that is significant to the fair value measurements. The fair value consists of the loan balance reduced by any specific impairment reserve. Activity in impaired loans for the quarter and the nine months ended September 30, 2008 consisted solely of two new loans totaling $239,000 moving into impaired status.

Foreclosed Real Estate - Fair value of foreclosed real estate was based on an independent third party appraisal of the property. This value was determined based on the sale price of similar development properties in the proximate vicinity. There has been no significant activity during the first nine months of 2008 in foreclosed real estate.

Note 7 - Income Tax Provision

The provision for income taxes was $75,000 for the three months ended September 30, 2008 and $207,000 for the nine months ended September 30, 2008. We calculated a provision for income taxes even though we show a loss before income taxes of $1,499,000 for the three months ended September 30, 2008 and $1,183,000 for the nine months ended September 30, 2008 because the loss on our investments of $1,678,000 is treated as a capital loss and resulted in a deferred tax asset with a valuation allowance in the tax provision computation. We would only be able to recognize a tax benefit for the quarter and for the nine months ended September 30, 2008, if we were to create a specific plan to generate capital gains to offset the capital losses. A decision was made to record a full valuation allowance on the tax benefit attributable to this investment loss.

Note 8 - Recent Accounting Pronouncements

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

In December 2007, the FASB issued FASB statement No. 141 (R) “Business Combinations”. This Statement establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquired. The Statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance will become effective as of the beginning of a company’s fiscal year beginning after December 15, 2008. This new pronouncement will impact the Company’s accounting for business combinations completed beginning January 1, 2009.

In October 2008, the FASB issued FSP SFAS No. 157-3,“Determining the Fair Value of a Financial Asset When The Market for That Asset Is Not Active” (FSP 157-3), to clarify the application of the provisions of SFAS 157 in an inactive market and how an entity would determine fair value in an inactive market. FSP 157-3 is effective immediately and applies to our September 30, 2008 financial statements. The application of the provisions of FSP 157-3 did not materially affect our results of operations or financial condition as of and for the periods ended September 30, 2008.

In September 2008, the FASB issued FSP 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161” (FSP 133-1 and FIN 45-4). FSP 133-1 and FIN 45-4 amends and enhances disclosure requirements for sellers of credit derivatives and financial guarantees. It also clarifies that the disclosure requirements of SFAS No. 161 are effective for quarterly periods beginning after November 15, 2008, and fiscal years that include those periods. FSP 133-1 and FIN 45-4 is effective for reporting periods (annual or interim) ending after November 15, 2008. The implementation of this standard will not have a material impact on our consolidated financial position and results of operations.

In September 2008, the FASB ratified EITF Issue No. 08-5, “Issuer’s Accounting for Liabilities Measured at Fair Value With a Third-Party Credit Enhancement” (EITF 08-5). EITF 08-5 provides guidance for measuring liabilities issued with an attached third-party credit enhancement (such as a guarantee). It clarifies that the issuer of a liability with a third-party credit enhancement should not include the effect of the credit enhancement in the fair value measurement of the liability. EITF 08-5 is effective for the first reporting period beginning after December 15, 2008. The Company is currently assessing the impact of EITF 08-5 on its consolidated financial position and results of operations.

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

Overview

We incurred a net loss of $1,390,000 for the nine months ended September 30, 2008 as compared to a net loss of $21,000 for the same period in 2007. This decline was primarily due to a non-cash charge to earnings of $1,678,000 as a result of an other-than-temporary impairment in the value of the AMF Ultra Short Mortgage Fund held in our investment portfolio. The loss in the value of the AMF Fund was previously reported as unrealized losses on the consolidated statements of financial condition. This impairment is the primary reason for a decrease of $1,618,000, or 584.12%, during the nine-month period compared to the same period in 2007. The decline in earnings is also the result of an increase in non-interest expenses of $216,000, or 8.70%, primarily due to an increase in compensation expenses related to the hiring of two experienced commercial loan originators and a certified financial planner. These declines were partially offset by improvements in net interest income. Interest income increased $355,000, or 5.08%, primarily as a result of an increase in higher yielding commercial real estate loan originations, while interest expenses decreased $233,000, or 5.07%, primarily because the interest rates we pay on deposit accounts have dropped as a result of decreases in the prime rate instituted by the Federal Reserve Board in response to the unfavorable economy.

Assets increased 2.10% during the first nine months of 2008 primarily because of a 5.12% increase in our loan portfolio and a 68.68% increase in cash and cash equivalents, partially offset by decreases in investment securities held to maturity of 100.00% (to $0 at September 30, 2008), investment securities available for sale of 12.68% and mortgage backed securities held to maturity of 24.25% compared to December 31, 2007.

As further discussed in the Asset Quality section of this report, we hold a 19% participation (approximately $1,096,000 in unpaid principal balance) in an acquisition and development loan.  This loan was transferred to foreclosed real estate. The foreclosed property had been contracted for sale subject to a feasibility study, however, the feasibility study period expired on June 15, 2008. The buyer requested an extension to the original contract subject to a feasibility study period to expire on April 30, 2009, but it was not accepted. The lead lender is negotiating a new contract of sale with a potential buyer who has offered to purchase the property at the previously contracted price. We still believe that we will recover the carrying amount of the real estate, although there can be no assurance that this will be the case. Additionally, a $100,000 business line of credit loan, restructured in the third quarter of 2007, is classified as impaired, because we believe that there is a substantial likelihood that we will not collect the total amount of the outstanding principal balance on this loan. A specific reserve of $100,000, or 100%, of the remaining loan balance continues to remain in our allowance for loan losses with respect to this loan. Furthermore, two commercial real estate loans totaling $239,000 are also classified as impaired as we believe that it may become difficult to collect the outstanding principal balances on these loans.

To remain competitive and offer even more choices to our customers, we implemented a Slavie credit card, merchant bank card services through a third party vendor, and foreign currency services for our customers traveling abroad. We also expanded our Automated Teller Machine network to include access to more than 52,500 ATMs throughout the United States and coin counting services in each of our lobbies. We also offer a comprehensive and full service approach to managing finances and investing in the future. The creation of Slavie Financial Services and the addition of a certified financial planner in mid-2007 enabled us to bring investment guidance and financial planning expertise to our customers, while expanding our ability to provide personalized services that focus on the successful financial well being of our customers.

We expect that during the fourth quarter of 2008, our product development and review committee will implement remote deposit for commercial accountholders and check imaging services for our checking accountholders to provide an even wider variety of products and services to our customers. In addition, we hired an investment advisor who will join Slavie Financial Services in the fourth quarter of 2008.

We continue to implement strategies formed during strategic planning meetings of the Board of Directors and the Company’s officers during 2006, and we are complementing them with new strategies resulting from a planning meeting held in the third quarter of 2008, which are currently being finalized. In our continued efforts to boost the yield of our interest earning assets during a period of net interest margin compression, management, along with our two experienced commercial loan originators, continues to increase and diversify the Bank’s mix of commercial loans to residential loans in its portfolio. In addition, we intensified our marketing strategy by offering incentives to attract new checking accounts in an effort to attain our goal of decreasing the cost of our interest bearing liabilities, since we pay less on deposit accounts than on borrowings. Our directors, officers, management and staff remain committed in a unified effort to improve the Bank’s profitability.

Key measurements and events for the three- and nine-month periods ended September 30, 2008 include the following:

•	Total assets at September 30, 2008 increased by 2.10% to $175,855,000 as compared to $172,244,000 as of December 31, 2007.

•	Total borrowings decreased by 10.29% from $34,000,000 as of December 31, 2007 to $30,500,000 as of September 30, 2008.

•	Net loans outstanding increased by 5.12% from $147,744,000 as of December 31, 2007 to $155,309,000 as of September 30, 2008.

•
Non-performing loans and foreclosed real estate totaled $2,363,000 at September 30, 2008 as compared with a total of $1,551,000 at December 31, 2007. We believe an appropriate allowance for loan losses continues to be maintained.

•	Deposits at September 30, 2008 were $123,819,000, an increase of $9,721,000 or 8.52% from $114,098,000 at December 31, 2007.

•
We realized net losses of $1,574,000 and $1,390,000 for the three-month and nine-month periods ended September 30, 2008. This compares to net income of $27,000 and a net loss of $21,000 for the three-month and nine-month periods ended September 30, 2007. This decrease reflects a $1,678,000 non-cash charge to earnings, as a result of an other-than-temporary impairment in the value of an investment in our investment portfolio.

•
Net interest income, our main source of income, was $1,059,000 and $2,986,000 during the three-month and nine-month periods ended September 30, 2008 compared to $817,000 and $2,398,000 for the same periods in 2007. This represents an increase of 29.62% and 24.52% for the three months and nine months ended September 30, 2008 as compared to the same periods in 2007.

•
We had four overdraft protection loan charge-offs totaling $2,000 during the nine-month period ending September 30, 2008. We had a commercial non-real estate loan charge-off of $120,000 and three overdraft protection loan charge-offs totaling $2,000 during the nine-month period ending September 30, 2007.

•
Non-interest income decreased by $1,659,000 and $1,618,000, or 1580.00% and 584.12%, for the three-month and nine-month periods ended September 30, 2008, as compared to the three-month and nine-month periods ended September 30, 2007. The decline between the periods is primarily the result of the investment securities write-down noted above.

•
Non-interest expenses increased by $100,000 and $216,000, or 11.79% and 8.70%, for the three-month and nine-month periods ended September 30, 2008, as compared to the three- and nine-month periods ended September 30, 2007.

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

Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, management has identified the determination of the allowance for loan losses, the valuation of foreclosed assets and the determination of other-than-temporary impairment as the accounting areas that require the most subjective or complex judgments, and as such could be most subject to revision as new information becomes available.

Securities available for sale are carried at fair value. Unrealized gains and losses, net of tax, on available for sale securities are reported as accumulated other comprehensive income (loss) until realized, unless management deems the investment to be other-than-temporarily impaired. Realized gains and losses on sales, determined using the specific identification method, are included in earnings. Investments and mortgage-backed securities held to maturity are carried at amortized cost since management has the ability and intention to hold them to maturity. Amortization of related premiums and discounts are computed using the level yield method over the terms of the securities.

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

The Company purchased Shay Asset Management Fund (AMF) Ultra Short Mortgage Fund, consisting primarily of short-term adjustable rate mortgage securities, to control its interest rate risks and to generate interest income. It purchased the mutual funds incrementally between the years 2001 and 2003. As of September 30, 2008, the mutual fund has a fair value of $7,808,000. Management has identified the Shay AMF Ultra Short Mortgage Fund as an impaired asset, meaning that the fair value is below the cost of the investment and these securities available for sale are carried at fair value. During the quarter ended September 30, 2008, the Company identified the Shay AMF Ultra Short Mortgage Fund as being other-than-temporarily impaired and realized an impairment loss of $1,678,000 on these securities. The write-down is a result of declines in pricing levels differing from those existing at the time of the purchase of the fund. The mutual funds have no stated maturity date.

Management believes that the mutual fund has performed as intended within its investment objectives of seeking to protect its net interest margin in periods of rising rates and of providing as high a level of current income as is consistent with the preservation of capital and maintenance of liquidity. The Shay Asset Management Fund has consistently paid an attractive yield, since its inception, and has performed better than federal funds rates. Although, at the present time, the mutual fund holds primarily the highest quality credit rating adjustable rate mortgages and the investment is paying as agreed, management could no longer maintain that the increased unrealized losses on the fund were temporary in nature. In order to adhere to Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt Equity Securities,” which requires an asset that is other-than-temporarily impaired to be written down, management considered the duration and the severity of its impaired asset and felt that the sharp decline in the security’s value over the past nine months forced us to recognize the Shay AMF Ultra Short Mortgage Fund as being an other-than-temporary impaired asset and realized an impairment loss of $1,678,000 on these securities. Management expects the asset values of the fund to improve, however, once liquidity is restored to the market. Management has the intent and ability to hold these securities for the foreseeable future and anticipates recovery.

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

Management’s judgment is inherent in the determination of the provision and allowance for loan losses, including in connection with the valuation of collateral and the financial condition of the borrower. The establishment of allowance factors is a continuing exercise and allowance factors may change over time, resulting in an increase or decrease in the amount of the provision or allowance based upon the same volume and classification of loans. Changes in allowance factors or in management’s interpretation of those factors will have a direct impact on the amount of the provision, and a corresponding effect on income and assets. Also, errors in management’s perception and assessment of the allowance factors could result in the allowance not being adequate to cover losses in the portfolio, and may result in additional provisions or charge-offs, which would adversely affect income and capital. For additional information regarding the allowance for loan losses, see “Results of Operations for the Three and Nine Months Ended September 30, 2008 and 2007 - Provision for Loan Losses and Analysis of Allowance for Loan Losses.”

Results of Operations for the Three and Nine Months Ended September 30, 2008 and 2007

General. Net income decreased $1,659,000 to a net loss of $1,574,000 for the three months ended September 30, 2008 compared to net income of $27,000 for the same period in the prior year. The decrease was due primarily to a $1,659,000 decrease in non-interest income and a $100,000 increase in non-interest expense, partially offset by a $99,000 increase in interest income and a $143,000 decrease in interest expense.

Net income decreased $1,369,000 to a net loss of $1,390,000 for the nine months ended September 30, 2008 compared to a net loss of $21,000 for the same period in the prior year. The decrease was due primarily to a $1,618,000 decrease in non-interest income and a $216,000 increase in non-interest expense, partially offset by a $355,000 increase in interest income and a $233,000 decrease in interest expense.

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

	Three Months Ended September 30, 2008			Three Months Ended September 30, 2007
	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate
	(Dollars in thousands)			(Dollars in thousands)
Interest-earning assets:
Loans receivable(1)	$154,818	$2,338	6.04%	$145,331	$2,130	5.86%
Mortgage-backed securities	1,747	18	4.12	2,557	29	4.54
Investment securities (available for sale)	7,941	88	4.43	8,787	117	5.33
Investment securities (held to maturity)	-	4	-	3,333	32	3.84
Other interest-earning assets	2,507	18	2.87	3,210	59	7.35

Total interest-earning assets	167,013	2,466	5.91%	163,218	2,367	5.80%

Non-interest earning assets	8,529			7,920

Total assets	$175,542			$171,138

Interest-bearing liabilities:
Savings deposits	$13,219	$23	0.70%	$15,687	$38	0.97%
Demand and NOW accounts	11,255	68	2.42	7,507	59	3.14
Certificates of deposit	97,586	1,024	4.20	90,696	1,104	4.87
Escrows	1	-	-	3	-	-
Borrowings	29,667	292	3.94	32,167	349	4.34
Total interest-bearing liabilities	151,728	1,407	3.71%	146,060	1,550	4.24%

Non-interest bearing liabilities	3,106			2,964

Total liabilities	154,834			149,024

Total equity(2)	20,708			22,114
Total liabilities and equity	$175,542			$171,138

Net interest income		$1,059			$817
Interest rate spread(3)			2.20%			1.56%
Net interest-earning assets	$15,285			$17,158
Net interest margin(4)			2.54%			2.00%
Ratio of interest earning assets to interest bearing liabilities		1.10x			1.12x

(1)	Loans receivable are net of the allowance for loan losses.

(2)	Total equity includes retained earnings and accumulated other comprehensive income (loss).

(3)	Net interest rate spread represents the difference between the average yield on interest earning assets and the average cost of interest bearing liabilities.

(4)	Net interest margin represents net interest income as a percentage of average interest earning assets.

	Nine Months Ended September 30, 2008			Nine Months Ended September 30, 2007
	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate
	(Dollars in thousands)			(Dollars in thousands)
Interest-earning assets:
Loans receivable(1)	$152,326	$6,863	6.01%	$145,344	$6,228	5.71%
Mortgage-backed securities	1,932	63	4.35	2,807	94	4.45
Investment securities (available for sale)	8,517	286	4.47	8,699	339	5.20
Investment securities (held to maturity)	1,444	43	3.95	3,778	107	3.79
Other interest-earning assets	2,911	92	4.23	4,710	224	6.35

Total interest-earning assets	167,130	7,347	5.86%	165,338	6,992	5.64%

Non-interest earning assets	8,178			7,296

Total assets	$175,308			$172,634

Interest-bearing liabilities:
Savings deposits	$13,724	$87	0.85%	$16,539	$133	1.07%
Demand and NOW accounts	10,327	188	2.43	7,337	143	2.60
Certificates of deposit	94,632	3,158	4.45	88,554	3,188	4.80
Escrows	2	-	-	6	-	-
Borrowings	31,833	928	3.89	34,222	1,130	4.40
Total interest-bearing liabilities	150,518	4,361	3.86%	146,658	4,594	4.18%

Non-interest bearing liabilities	3,394			3,687

Total liabilities	153,912			150,345

Total equity(2)	21,396			22,289
Total liabilities and equity	$175,308			$172,634

Net interest income		$2,986			$2,398
Interest rate spread(3)			2.00%			1.46%
Net interest-earning assets	$16,612			$18,680
Net interest margin(4)			2.38%			1.93%
Ratio of interest earning assets to interest bearing liabilities		1.11x			1.13x

(1)	Loans receivable are net of the allowance for loan losses.

(2)	Total equity includes retained earnings and accumulated other comprehensive income (loss).

(3)	Net interest rate spread represents the difference between the average yield on interest earning assets and the average cost of interest bearing liabilities.

(4)	Net interest margin represents net interest income as a percentage of average interest earning assets.

Net Interest Income.

Three months ended September 30, 2008 compared to three months ended September 30, 2007.

Net interest income increased $242,000, or 29.62%, to $1,059,000 for the three months ended September 30, 2008 from $817,000 for the three months ended September 30, 2007. The increase was primarily a result of a 3,795,000, or 2.33%, increase in average interest earning assets to $167,013,000 from $163,218,000, an 11 basis point increase in the yield on average interest earning assets, from 5.80% to 5.91% and a 53 basis point decrease in the cost of average interest bearing liabilities, from 4.24% to 3.71%. These were partially offset by a $5,668,000, or 3.88%, increase in average interest bearing liabilities to $151,728,000 from $146,060,000.

Our interest rate spread increased to 2.20% for the quarter ended September 30, 2008 from 1.56% for the quarter ended September 30, 2007, reflecting an increase in the yield of our average interest earning assets and an even greater decrease in the cost of our average interest bearing liabilities. Our net interest margin increased to 2.54% from 2.00%, because of a higher yield on average interest earning assets and a decrease in the cost of our average interest bearing liabilities. The ratio of interest earning assets to interest bearing liabilities decreased slightly to 1.10 times for the three months ended September 30, 2008 from 1.12 times for the same period in 2007.

Nine months ended September 30, 2008 compared to nine months ended September 30, 2007.

Net interest income increased $588,000, or 24.52%, to $2,986,000 for the nine months ended September 30, 2008 from $2,398,000 for the nine months ended September 30, 2007. The increase was primarily a result of a $1,792,000, or 1.08%, increase in average interest earning assets to $167,130,000 from $165,338,000, a 22 basis point increase in the yield on average interest earning assets, from 5.64% to 5.86% and a 32 basis point decrease in the cost of average interest bearing liabilities, from 4.18% to 3.86%. These were partially offset by a $3,860,000, or 2.63%, increase in average interest bearing liabilities to $150,518,000 from $146,658,000.

Our interest rate spread increased to 2.00% from 1.46%, reflecting an increase in the yield of our average interest earning assets and an even greater decrease in the cost of our average interest bearing liabilities. Our net interest margin increased to 2.38% from 1.93%, because of a higher yield on average interest earning assets and a decrease in the cost of our average interest bearing liabilities. The ratio of interest earning assets to interest bearing liabilities decreased slightly to 1.11 times for the nine months ended September 30, 2008 from 1.13 times for the 2007 period.

  Interest Income.

Three months ended September 30, 2008 compared to three months ended September 30, 2007.

Interest income increased by $99,000, or 4.18%, to $2,466,000 for the three months ended September 30, 2008, from $2,367,000 for the three months ended September 30, 2007. The increase in interest income resulted from an increase of $208,000, or 9.77%, in interest and fee income from loans, partially offset by decreases of $57,000, or 38.26%, in interest income from investment securities, $11,000, or 37.93%, in interest income from mortgage backed securities and $41,000, or 69.49%, in interest income from other interest earning assets (primarily consisting of interest earned on federal funds sold and Federal Home Loan Bank stock).

The increase in interest income reflects a $3,795,000, or 2.33%, increase in the average balance of interest earning assets to $167,013,000 during the quarter ended September 30, 2008 from $163,218,000 during the quarter ended September 30, 2007 and an 11 basis point increase in the yield on average interest earning assets to 5.91% for the three months ended September 30, 2008 from 5.80% for the three months ended September 30, 2007. This is due to a focus on increasing our commercial real estate loan origination volume and the higher interest rates those loans yield.

The increase in interest income and fees on loans was due to a $9,487,000, or 6.53%, increase in average net loans receivable, from $145,331,000 during the quarter ended September 30, 2007 to $154,818,000 during the quarter ended September 30, 2008 and an 18 basis point increase in the average yield on net loans receivable. The decrease in interest income from investment securities was primarily reflective of a 29 basis point decrease in the average yield and a $4,179,000, or 34.48%, decrease in the average balance of investment securities. The decrease in interest income from mortgage-backed securities was primarily the result of an $810,000, or 31.68% decline in the average balance of mortgage-backed securities and a 42 basis point decrease in the average yield on these securities. The decrease in the average balance of investments is consistent with our strategic plan of using the proceeds of matured investments to fund commercial loan originations at higher yields. The decrease in the average yield on the mortgage-backed securities is due to the repricing of our Ginnie Mae investments at a lower rate than the prior quarter.

The decrease in interest income from other interest-earning assets (primarily Federal Home Loan Bank stock) was due to a $703,000, or 21.90%, decrease in average other interest-earning assets, from $3,210,000 during the quarter ended September 30, 2007 to $2,507,000 during the quarter ended September 30, 2008 (as a result of using federal funds to fund commercial real estate loan originations and to pay down Federal Home Loan Bank borrowings) and a 448 basis point decrease in the average yield on these assets (as a result of decreases in short term market interest rates).

Nine months ended September 30, 2008 compared to nine months ended September 30, 2007.

Interest income increased by $355,000, or 5.08%, to $7,347,000 for the nine months ended September 30, 2008, from $6,992,000 for the nine months ended September 30, 2007. The increase in interest income resulted primarily from an increase of $635,000, or 10.20%, in interest and fee income from loans, partially offset by decreases of $117,000, or 26.23%, in interest income from investment securities, $31,000, or 32.98%, in interest income from mortgage backed securities and $132,000, or 58.93%, in interest income from other interest earning assets (primarily consisting of interest earned on federal funds sold and Federal Home Loan Bank stock).

The increase in interest income reflects a $1,792,000, or 1.08%, increase in the average balance of interest earning assets to $167,130,000 from $165,338,000 and a 22 basis point increase in the yield on average interest earning assets to 5.86% for the nine months ended September 30, 2008 from 5.64% for the nine months ended September 30, 2007, reflecting an increase in our loan volume, primarily commercial real estate loans, and the higher interest rates those loans yield.

The increase in interest income and fees on loans was due to a $6,982,000, or 4.80%, increase in average net loans receivable, from $145,344,000 for the nine months ended September 30, 2007 to $152,326,000 for the nine months ended September 30, 2008 and a 30 basis point increase in average yield on net loans receivable. The decrease in interest income from investment securities was primarily reflective of a 36 basis point decrease in the average yield and a $2,516,000, or 20.17%, decrease in the average balance of investment securities. The decrease in interest income from mortgage-backed securities was primarily the result of an $875,000 or 31.17% decline in the average balance of mortgage-backed securities and a 10 basis point decrease in the average yield on these securities. The decrease in the average balance and the average yield of investments is consistent with our strategic plan of using the proceeds of matured investments to fund commercial real estate loan originations at higher yields. The decrease in the average yield on the mortgage-backed securities is due to the repricing of our Ginnie Mae investments at a lower rate than the prior year.

The decrease in interest income from other interest earning assets (primarily Federal Home Loan Bank stock) was due to a $1,799,000, or 38.20%, decrease in average other interest earning assets, from $4,710,000 during the nine months ended September 30, 2007 to $2,911,000 during the nine months ended September 30, 2008 (as a result of using federal funds to fund commercial real estate loan originations and to pay down Federal Home Loan Bank borrowings) and a 212 basis point decrease in the average yield on these assets (as a result of decreases in short term market interest rates).

Interest Expense.

Three months ended September 30, 2008 compared to three months ended September 30, 2007.

Interest expense, which consists of interest paid on deposits and borrowings, decreased by $143,000, or 9.23%, to $1,407,000 for the three months ended September 30, 2008 from $1,550,000 for the three months ended September 30, 2007. The decrease in interest expense resulted from decreases of $86,000, or 7.16%, in interest paid on deposits and $57,000, or 73.08%, in interest paid on short-term borrowings. The decrease in interest expense reflects a 53 basis point decrease in the average cost of interest bearing liabilities, to 3.71% for the three months ended September 30, 2008 from 4.24% for the three months ended September 30, 2007, while the average balance of interest bearing liabilities increased to $151,728,000 during the quarter ended September 30, 2008 from $146,060,000 during the quarter ended September 30, 2007.

The decrease in interest paid on deposits is due to a 57 basis point decrease in the average cost of deposits as a result of lowered market interest rates, partially offset by a $8,170,000, or 7.17%, increase in the average balance of interest bearing deposits to $122,060,000 for the three months ended September 30, 2008 from $113,890,000 for the three months ended September 30, 2007. The decrease in the interest paid on borrowings is a result of a decrease in the average balance of borrowings to $29,667,000 during the quarter ended September 30, 2008 from $32,167,000 in the same quarter of 2007 and a 40 basis point decrease in the average cost of borrowings as a result of borrowing at lower interest rates in connection with short-term borrowings which are renewed at current market interest rates, which were lower than during the same period of 2007.

Nine months ended September 30, 2008 compared to nine months ended September 30, 2007.

Interest expense decreased by $233,000, or 5.07%, to $4,361,000 for the nine months ended September 30, 2008 from $4,594,000 for the nine months ended September 30, 2007. The decrease in interest expense resulted from a decreases of $214,000, or 63.88%, in interest paid on short-term borrowings and $31,000, or 0.89%, in interest paid on deposits, partially offset by an increase of $12,000, or 1.51%, in interest paid on long-term borrowings. The decrease in interest expense reflects a 32 basis point decrease in the cost of average interest bearing liabilities, to 3.86% for the nine months ended September 30, 2008 from 4.18% for the nine months ended September 30, 2007, while the average balance of interest bearing liabilities increased to $150,518,000 for the nine months ended September 30, 2008 from $146,658,000 for the same period of 2007. Interest paid on deposits decreased due to a decrease in the average cost of deposits by 25 basis points as a result of lower market interest rates, partially offset by an increase in the average balance of interest bearing deposits to $118,683,000 from $112,430,000. Interest on borrowings decreased because the average balance of borrowings decreased to $31,833,000 during the nine months ended September 30, 2008 from $34,222,000 in the same period of 2007 and the average cost of borrowings decreased by 51 basis points as a result of borrowings at lower interest rates. Although the average balance in borrowings and the average cost of borrowings decreased, the interest on long-term borrowings increased due to a long-term convertible rate FHLB advance being called in July 2007 and replaced by a long-term convertible FHLB advance at a higher interest rate.

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

Based on our evaluation of these factors, and as discussed further below, management made a provision of $56,000 and $26,000 for the three months ended September 30, 2008 and September 30, 2007, and a provision of $130,000 and $208,000 for the nine months ended September 30, 2008 and September 30, 2007, respectively. There were four overdraft protection loan charge-offs totaling $2,000 during the nine months ended September 30, 2008. There was one commercial non-real estate loan charge-off of $120,000 during the nine months ended September 30, 2007 which is discussed below under “General Valuation Allowance on the Remainder of the Loan Portfolio.” We also had three overdraft protection loans charge-offs totaling $2,000 during the nine-month period ended September 30, 2007. We have recently developed a more stringent methodology for computing the allowance, which reflects credit quality and composition trends, loan volumes and concentrations, seasoning of the loan portfolio, and economic and business conditions, which management believes will more accurately reflect current real estate values and any potential further decline of the current economic conditions.

We have developed a methodology for assessing the adequacy of the allowance for loan losses. Our methodology consists of three key elements: (1) specific allowances for impaired loans, primarily collateral-dependent; (2) a general valuation allowance on certain identified problem loans that do not meet the definition of impaired; and (3) a general valuation allowance on the remainder of the loan portfolio.

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

The allowance for loan losses totaled $1,100,000 or 0.70% of gross loans outstanding of $156,710,000 at September 30, 2008, compared to an allowance for loan losses of $972,000 or 0.65% of gross loans outstanding of $150,501,000 at December 31, 2007. The increase to the loan loss reserve is due to the increased commercial real estate loan balances, which historically create a mix of riskier loan products since commercial loans are considered to be higher risk than residential mortgage loans. As of September 30, 2008 and December 31, 2007, we have specific reserves of $100,000 within the allowance for loan losses because we believe there is a substantial likelihood that we will not collect the total amount of the outstanding principal balance on a commercial non-real estate loan that is classified as impaired. The corporate commercial loan borrower filed Chapter 7 corporate bankruptcy in the third quarter of 2006 and filed Chapter 7 personal bankruptcy in the second quarter of 2007. We restructured the remaining debt to facilitate repayment of the loan in the third quarter of 2007 and the borrower has been making payments in accordance with the terms of the restructured loan agreement. We also have classified two commercial real estate loans, with balances totaling $239,000, as impaired as we believe there is a possibility that we may not collect all outstanding balances due. In the first quarter of 2008, the borrowers of the two commercial real estate loans filed Chapter 13 personal bankruptcy, which was denied and dismissed in the third quarter of 2008. They filed Chapter 13 personal bankruptcy again near the end of the third quarter of 2008 and it was converted to a Chapter 7 personal bankruptcy on October 3, 2008. Our attorney has filed a motion for a stay so we may proceed with foreclosure and we await a response. We have adequate allowance for loan loss reserves for these two loans.

The following table summarizes the activity in the allowance for loan losses for the three and nine months ended September 30, 2008 and 2007.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(Dollars in Thousands)
Balance at beginning of period	$1,044	$912	$972	$850

Charge-offs (1)	-	(1)	(2)	(121)
Recoveries	-	-	-	-
Net Charge-offs	-	(1)	(2)	(121)
Provision for loan losses	56	26	130	208

Ending balance	$1,100	$937	$1,100	$937

Ratio of net charge-offs during the period to average loans outstanding, net, during the period	-	-	-	0.08%
Ratio of allowance for loan losses to total loans outstanding at end of period	0.70%	0.64%	0.70%	0.64%
Allowance for loan losses as a percent of total non-performing loans at end of period	46.55%	63.01%	46.55%	63.01%

(1)	Charge offs consisted primarily of the principal loss of overdraft protection lines of credit with the exception of a commercial non-real estate loan charge off of $120,000 in 2007.

Other Income.

Three months ended September 30, 2008 compared to three months ended September 30, 2007.

Historically, our non-interest income has been relatively modest and one of our strategic initiatives is to increase our non-interest income. Prior to the third quarter of 2008, we experienced increases in non-interest income as a result of fees earned from the sale of non-insured investment products and from the gains on sale of loans. However, in the third quarter of 2008, we recognized a non-cash charge to earnings, as a result of an other-than-temporary impairment in the value of an investment in our investment portfolio.

Non-interest income decreased $1,659,000, or 1580.00%, resulting in a loss of $1,554,000 for the three months ended September 30, 2008, as compared to income of $105,000 for the three months ended September 30, 2007. The primary reason for the decrease in non-interest income is a result of a $1,678,000, or 100.00%, increase in losses on investments, as a result of an other-than-temporary impairment in the value of the AMF Ultra Short Mortgage Fund held in our investment portfolio. Management felt that the fund was no longer temporarily impaired due to the longevity of its impairment and a 12 % rating downgrade, from AAA to Af, as a result of an increased delinquency of the collateral, although the tranches have not been affected and the investment is paying as agreed. There were also decreases of $11,000, or 61.11% in gains on sale of loans to $7,000 for the three months ended September 30, 2008 (as a result of not being able to sell as many loans on the secondary market due to the depressed market for the sale and purchase of these loans in the current economic environment), as compared to $18,000 for the three months ended September 30, 2007 and $3,000, or 7.32%, in rental income from our headquarters building to $38,000 for the three months ended September 30, 2008, as compared to $41,000 for the three months ended September 30, 2007. The decrease in rental income is a result of a tenant we lost during the first six months of 2008, who paid rent due pursuant to the agreed upon rent schedule only through July 2008. The loss of rental income was partially offset by increases in rental rates provided for in the applicable lease agreements of the remaining tenants. As of September 30, 2008, we leased 93% of the total leaseable space in our headquarters building. We expect this figure to remain constant for the fourth quarter of 2008 as we do not anticipate any vacant leaseable space in our headquarters building, other than due to the tenants mentioned above. These decreases in other income were slightly offset by a $33,000, or 71.74%, increase in other income (primarily consisting of fees earned from the sale of non-insured investment products, processing fees and late charges on loan products and income from checking accounts and ATM usage).

Nine months ended September 30, 2008 compared to nine months ended September 30, 2007.

Non-interest income decreased $1,618,000, or 584.12%, to a loss of $1,341,000 for the nine months ended September 30, 2008, as compared to income of $277,000 for the nine months ended September 30, 2007. The decrease in non-interest income is a result primarily of a $1,678,000, or 100.00%, increase in loss on investments discussed above with respect to the AMF Ultra Short Mortgage Fund held as well as a $43,000, or 75.44%, decrease in the gain on sale of loans due to the same factor as stated above for the three-month period. The decreases were partially offset by a $23,000, or 19.01%, increase in rental income from our headquarters building and an $80,000, or 80.81%, increase in other income. The increase in other income is due primarily to an increase of $52,000 in fees earned from the sale of non-insured investment products. Rental income from our headquarters building increased as a result of an $11,500 early termination penalty and an increase in leasing rates to certain non-affiliated tenants since September 2007, slightly offset by the loss of rent from one tenant during part of the period as discussed above.

Non-interest Expense.

Three months ended September 30, 2008 compared to three months ended September 30, 2007.

Non-interest expense was $948,000 for the three months ended September 30, 2008 as compared to $848,000 for the three months ended September 30, 2007, an increase of $100,000, or 11.79%. The increase was due primarily to increases of $38,000, or 8.35%, in compensation and related expenses, $22,000, or 56.41%, in advertising expenses and $18,000, or 43.90%, in service bureau expenses. The increase in compensation and related expenses is primarily the result of the hiring of an additional experienced commercial loan originator in November 2007. The increase in advertising expenses is the result of spending more of the yearly advertising budget in the third quarter of 2008 and the increase in service bureau expenses is the result of multiple information technology conversions, updates and the addition of new products for our customers during the third quarter of 2008.

Nine months ended September 30, 2008 compared to nine months ended September 30, 2007.

Non-interest expense was $2,698,000 for the nine months ended September 30, 2008, as compared to $2,482,000 for the nine months ended September 30, 2007, an increase of $216,000 or 8.70%. The increase was due primarily to increases of $146,000, or 11.10%, in compensation and related expenses and $24,000, or 19.35%, in service bureau expenses. The increase in compensation expenses for the nine months ended September 30, 2008 is due primarily to the hiring of two experienced commercial loan originators, one in February 2007 and the other in November 2007, and a certified financial planner in June 2007. Service bureau expenses increased due to the same factors as stated above for the three-month period.

Income Tax Expense.

Three months ended September 30, 2008 compared to three months ended September 30, 2007.

The provision for income taxes was $75,000 for the three months ended September 30, 2008 as compared to $21,000 for the three months ended September 30, 2007, representing a $54,000, or 257.14%, increase. The increase in the provision for income taxes was primarily due to our positive income before taxes of $179,000 for the three months ended September 30, 2008, when adding back the loss on investments of $1,678,000, which is treated as a capital loss (and therefore may not be deducted from taxable income), as compared to income before taxes of $48,000 for the three months ended September 30, 2007. Excluding the investment loss from pre-tax earnings, the effective tax rate was 41.90% and 43.75% for the three months ended September 30, 2008 and September 30, 2007, respectively. A full valuation allowance was recorded on the tax benefit attributable to the investment loss.

Nine months ended September 30, 2008 compared to nine months ended September 30, 2007.

The provision for income taxes was $207,000 for the nine months ended September 30, 2008, as compared to $6,000 for the nine months ended September 30, 2007, representing a $201,000, or 335.00%, increase. The increase in the provision for income taxes in 2008 was primarily due to our positive income before taxes of $495,000 for the nine months ended September 30, 2008, when adding back the loss on investments of $1,678,000, which is treated as a capital loss, as compared to our pre-tax loss of $15,000 for the nine months ended September 30, 2007. The provision for income taxes in 2008 and 2007 was also impacted by non-deductible stock-based compensation. The effective tax rate, excluding the investment loss from pre-tax earnings, was 41.82% and 40.00% for the nine months ended September 30, 2008 and September 30, 2007, respectively.

Analysis of Financial Condition

Assets.

General.

Our total assets increased by $3,611,000 or 2.10%, to $175,855,000 at September 30, 2008, from $172,244,000 at December 31, 2007. The increase in total assets resulted primarily from increases of $7,565,000, or 5.12%, in net loans receivable, from $147,744,000 at December 31, 2007 to $155,309,000 at September 30, 2008 and $877,000, or 68.68% in cash and cash equivalents, from $1,277,000 at December 31, 2007 to $2,154,000 at September 30, 2008. These increases were offset by a $3,000,000, or 100.00% decrease in investment securities - held to maturity, from $3,000,000 at December 31, 2007 to $0 at September 30, 2008, a $545,000, or 24.25%, decrease in mortgage backed securities held to maturity, from $2,247,000 at December 31, 2007 to $1,702,000 at September 30, 2008, a $1,134,000, or 12.68% decrease in investment securities - available for sale, from $8,942,000 at December 31, 2007 to $7,808,000 at September 30, 2008 and a $138,000, or 7.48%, decrease in Federal Home Loan Bank stock, to $1,706,000 at September 30, 2008 from $1,844,000 at December 31, 2007.

Investment Securities.

The investment portfolio at September 30, 2008 amounted to $9,510,000, a decrease of $4,679,000, or 32.98%, from $14,189,000 at December 31, 2007. Investment securities - available for sale, decreased $1,134,000, or 12.68%, to $7,808,000 at September 30, 2008 from $8,942,000 at December 31, 2007, primarily as a result of impairment losses of $1,678,000 in these investments. Investment securities - held to maturity, decreased $3,000,000, or 100.00%, to $0 at September 30, 2008 from $3,000,000 at December 31, 2007, as a result of principal repayment on matured investments. Mortgage backed securities - held to maturity, decreased $545,000, or 24.25%, to $1,702,000 at September 30, 2008 from $2,247,000 at December 31, 2007, as a result of principal repayments. As we are not continuing to purchase mortgage-backed securities, we expect continued decreases in this asset both in amount and as a percentage of our assets.

Loan Portfolio.

Loans receivable, net, increased $7,565,000, or 5.12%, to $155,309,000 at September 30, 2008 from $147,744,000 at December 31, 2007. The commercial real estate loan portfolio increased $5,505,000, or 34.70%, to $21,371,000 at September 30, 2008 from $15,866,000 at December 31, 2007. One-to-four family residential loans decreased $1,853,000, or 1.65%, to $110,385,000 at September 30, 2008 from $112,238,000 at December 31, 2007. Our loan customers are generally located in the Baltimore Metropolitan area and its surrounding counties in Maryland.

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

Real estate and other assets that we acquire as a result of foreclosure or by deed-in-lieu of foreclosure or repossession on collateral-dependent loans are classified as real estate or other repossessed assets until sold. Such assets are recorded at fair value less estimated selling costs at foreclosure or other repossession and updated quarterly at the lower of cost or estimated fair value less estimated selling costs. Any portion of the outstanding loan balance in excess of fair value at the time of foreclosure is charged off against the allowance for loan losses. If, upon ultimate disposition of the property, net sales proceeds exceed the net carrying value of the property, a gain on sale of foreclosed real estate or other assets is recorded. We have one foreclosed real estate participation loan totaling $1,096,000 at September 30, 2008. This asset is an acquisition and development real estate participation that became delinquent in the fourth quarter of 2004 and was placed on non-accrual status in the third quarter of 2005. Both the principal of the borrower and the entity that owned the collateral property filed for bankruptcy in the fourth quarter of 2006. An automatic stay was imposed in connection with the bankruptcy filings that had prevented the sale of the property, which was lifted in the second quarter of 2007. The property was sold at auction to the lead participating bank, requiring us to reclassify the participation as foreclosed real estate in the same quarter. Subsequently, a real estate developer made an offer to purchase the foreclosed property and the lead participating bank accepted a letter of intent and executed a contract with a feasibility study period, which expired on June 15, 2008. The real estate developer requested reinstatement of the contract of sale, but was declined such request. The lead lender is negotiating a new contract of sale with a potential buyer who has offered to purchase the property at the previously contracted price. We still expect to recover the carrying amount of the real estate, although there can be no assurance that this will be the case. We had foreclosed real estate of $1,096,000 at September 30, 2008 and $1,083,000 at December 31, 2007.

Non-accrual loans totaled $1,267,000, or 0.82%, $468,000, or 0.32%, and $404,000, or 0.28%, of net loans receivable at September 30, 2008, December 31, 2007 and September 30, 2007, respectively. Of the non-accrual loans at September 30, 2008, $100,000 consisted of a commercial non-real estate loan, $239,000 consisted of two commercial real estate loans, and $928,000 consisted of eight one- to-four-family residential mortgage loans. The increase in the amount of non-accrual loans between the first nine months of 2008 and 2007 is due to an increase in the number of residential loans that are over ninety days past due, primarily during the third quarter of 2008, and the addition of two commercial real estate loans that are also over ninety days past due during the third quarter of 2008.

We continue to experience an increase in non-performing loans and foreclosed real estate from a total of $ 1,551,000 at December 31, 2007 to a total of $2,363,000 at September 30, 2008. The increase is, as stated above, the result of adding two commercial real estate loans totaling $239,000 to non-accrual status. The increase is also the result of an increase in the number of residential loans 90 days or more past due.

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

As of September 30, 2008, we classified two commercial real estate loans and a commercial non-real estate loan as impaired as was discussed in the “Provision for Loan Losses and Analysis of Allowance for Loan Losses” section of this report. In anticipation of a minimal recovery of principal on the commercial non-real estate loan, we charged a portion of the loan balances against our allowance for loan losses and we have reserved $100,000, or 100%, of the remaining balance of the loan to our allowance for loan losses in 2007. The remaining debt was restructured at that time. We also placed the two commercial real estate loans on non-accrual status in the third quarter of 2008.

We have also placed a commercial real estate loan in the amount of $1,101,000 on our watch list due to slow housing sales. The borrower is a well regarded builder and developer and we expect all payments to be made as agreed. As of September 30, 2008, the loan is being paid as agreed.

Other than as disclosed in the paragraphs above, there are no other loans at September 30, 2008 about which management has serious doubts concerning the ability of the borrowers to comply with the present loan repayment terms. However, the financial market turmoil, causing the Dow Jones Industrial Average to slide from a high over 14,000 to a low of under 8,000 since the end of 2007, has been most dramatic in October 2008 after the close of the third quarter of 2008. The financial markets have felt the impact of losses on subprime mortgages and loss of short-term liquidity. In addition, we have seen a number of bank failures, while not at historically high levels, that rose to levels not seen for several years. Many banks that were not underwriting subprime residential real estate loans, including ours, have not experienced the significant losses in their loan portfolio or the liquidity concerns that the larger banks have experienced. However, the magnitude of the financial turmoil in the markets may have an impact on our operations in the following areas:

We have not engaged in the origination of subprime mortgages loans or in subprime lending as a business line. We have only engaged in real estate lending using rigorous underwriting standards involving substantial collateral protection. To date, we have not experienced any significant deterioration in our credit quality in our two major loan portfolio segments:

Commercial Loans: We lend to small to medium sized businesses that do not seem to have been impacted by the high unemployment rates as the decrease in total jobs trends is largely attributable to change in the local operations of large corporations.

Residential Real Estate Loans: We have not experienced an increase in our foreclosure rates, primarily because we did not originate or participate in underwriting subprime loans. However, we have experienced an increase in our residential real estate loans that are 90 days or more past due, which indicates that we may experience an increase in foreclosure rates in the future.

We have not experienced any liquidity issues as we have, in general, relied on asset-based liquidity (i.e. cash flow from maturing investments and loan repayments) with liability-based liquidity as a secondary source (Federal Home Loan Bank term advances). During the recent period of bank failures, some institutions experienced a run on deposits, even though there was no reasonable expectation that depositors would lose any of their insured deposits. We intend to establish a contingent liquidity plan whose purpose is to ensure that we can generate an adequate amount of cash to meet a variety of potential liquidity crises.

We have experienced moderate to strong demand for commercial loans in the past year, therefore, our commercial real estate loan balances have grown significantly, both in dollar amount and as a percentage of the overall loan portfolio. This pattern continued during the third quarter of 2008 as the balance in this category increased $5,505,000 from the prior quarter. Substantially all of the commercial real estate loans in our portfolio are extended to businesses located within our regional market. We have not experienced any significant weakening in our commercial real estate loan portfolio, although both the demand for such loans and the quality of the portfolio may be negatively affected if the national or regional economy continues to weaken going forward.

Liabilities.

General.

Total liabilities increased by $5,218,000, or 3.47%, to $155,693,000 at September 30, 2008, from $150,475,000 at December 31, 2007. The increase in total liabilities resulted from increases of $9,721,000, or 8.52%, in deposits and $323,000, or 95.28%, in advance payments by borrowers for taxes and insurance, partially offset by decreases of $3,500,000, or 10.29%, in borrowings, $830,000, or 77.07%, in checks outstanding in excess of bank balance and $496,000, or 51.61%, in other liabilities. The decrease in borrowings is the result of paying down the Federal Home Loan Bank advances when our liquidity is favorable. Advance payments by borrowers for taxes and insurance increased because of the increased property taxes of the loan portfolio. The balance in checks outstanding in excess of bank balance at the end of a period is dependent on the number and amounts of checks issued on the account at our correspondent’s bank and when such checks are presented for payment. Any excess funds are automatically transferred into an interest-earning federal funds account. Therefore, changes in checks outstanding in excess of bank balance as reflected on the balance sheet, generally, do not reflect any underlying changes in the Company’s financial condition. The other liabilities consist primarily of accrued federal and state income taxes and accrued interest on Federal Home Loan Bank borrowings.

Deposits.

Deposits increased $9,721,000, or 8.52%, to $123,819,000 at September 30, 2008 from $114,098,000 at December 31, 2007. Certificates of deposits increased $7,717,000, or 8.61%, to $97,392,000 at September 30, 2008 from $89,675,000 at December 31, 2007 and NOW and money market demand accounts increased by $2,490,000, or 14.91%, to $19,195,000 at September 30, 2008 from $16,705,000 at December 31, 2007. Savings deposits decreased $486,000, or 6.30%, to $7,232,000 at September 30, 2008, from $7,718,000 at December 31, 2007. We believe that, as deposit rates continue to fall and the stock market remains volatile, our customers are moving funds into shorter term investments with higher yields or keeping their funds liquid in anticipation of an economic recovery, thus accounting for the increase in certificate of deposit and core deposit accounts and the decline in lower rate paying savings deposit accounts.

Borrowings.

At September 30, 2008, we were permitted to borrow up to $52,757,000 from the Federal Home Loan Bank of Atlanta. We had $30,500,000 and $34,000,000 of Federal Home Loan Bank advances outstanding as of September 30, 2008 and December 31, 2007, respectively, and we averaged $31,833,000 and $33,917,000 of Federal Home Loan Bank advances during the nine months ended September 30, 2008 and the year ended December 31, 2007, respectively. The decrease in borrowings reflects $3,500,000 Federal Home Loan Bank advance pay downs and $33,000,000 in the rollover of advances, offset by maturing advances of $33,000,000 in the first nine months of 2008.

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

Our most liquid assets are cash and cash equivalents. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At September 30, 2008, cash and cash equivalents totaled $2,154,000. Securities classified as available-for-sale, which can provide additional sources of liquidity, totaled $7,808,000 at September 30, 2008. However, because management has the intent and ability to hold these securities until recovery, management does not consider these securities as a source of liquidity at September 30, 2008. Also, at September 30, 2008, we had advances outstanding of $30,500,000 from the Federal Home Loan Bank of Atlanta. On that date, we had the ability to borrow an additional $22,257,000.

At September 30, 2008, we had outstanding commitments to originate loans of $1,519,000 (excluding the undisbursed portions of loans). These commitments do not necessarily represent future cash requirements since certain of these instruments may expire without being funded, although this is unusual. We also extend lines of credit to customers, primarily home equity lines of credit. The borrower is able to draw on these lines as needed, thus the funding is generally unpredictable. Unused home equity lines of credit amounted to $4,665,000 at September 30, 2008. Since the majority of unused lines of credit expire without being funded, it is anticipated that our obligation to fund the above commitment amounts will be substantially less than the amounts reported.

Certificate of deposit accounts scheduled to mature within one year totaled $65,485,000 or 52.89% of total deposits at September 30, 2008. Management believes that the large percentage of deposits in shorter-term certificates of deposit reflects customers’ hesitancy to invest their funds in long-term certificates of deposit in the current interest rate environment. If these deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and/or additional borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before September 30, 2009. We believe, however, based on past experience, a significant portion of our certificates of deposit will remain with us. We also believe we have the ability to attract and retain deposits by adjusting the interest rates offered.

Our borrowings are with the Federal Home Loan Bank of Atlanta and are secured by Federal Home Loan Bank of Atlanta stock that we own and a blanket lien on mortgages. Borrowings at September 30, 2008 consisted of $4,000,000 short term fixed rate FHLB advances bearing interest at rates ranging from 2.77% to 3.25% and $26,500,000 long term convertible rate FHLB advances with fixed interest rates ranging from 3.63% to 4.90%. If not repaid or converted to a different product, the convertible rate advances will convert from a fixed to a floating rate after the initial borrowing periods ranging from three to sixty months.

Our primary investing activity is the origination of loans, primarily one- to four-family residential mortgage loans and commercial real estate loans. Our primary financing activity consists of activity in deposit accounts and Federal Home Loan Bank of Atlanta advances. Deposit growth has continued to outpace asset growth over the past fifteen to eighteen months and the increased liquidity has been placed in a federal funds account with our correspondent bank and used to pay down borrowed funds and to fund commercial real estate and acquisition and renovation loans. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors and other factors. We generally manage the pricing of our deposits to be competitive. Occasionally, we offer promotional rates on certain deposit products to attract deposits.

We intend to apply to participate in the Treasury Capital Purchase Program under the Troubled Asset Relief Program (“TARP”) signed into law on October 3, 2008. If approved, we will have thirty days to submit documentation for the use of the capital funds. We are requesting a maximum of 3% of our risk weighted assets of $111,932,000 or approximately $3,358,000. If we are approved to participate in TARP, we will issue shares of preferred stock to the U.S. Treasury Department in exchange for the investment. The general terms for participating in the program are as follows: pay 5% dividends on the preferred stock for the first five years and 9% dividends thereafter; cannot increase common stock dividends for three years while Treasury is an investor without its permission; Treasury receives warrants entitling it to buy a participating company’s common stock equal to 15% of Treasury’s total initial investment in the participant; if the participating company fails to pay dividends due on the preferred stock for six quarters (these need not be consecutive), Treasury has the right to appoint two directors to the company’s board of directors; the participating company cannot repurchase its own shares of stock without Treasury’s permission; and with restrictions on the amount of executive compensation and the amount that is tax deductible, the participating company’s executives must agree to certain compensation restrictions; and other detailed terms and conditions. Please also see our discussion in Item 1A. Risk Factors.

Other than as discussed in this report, we are not aware of any known trends, events or uncertainties that will have or are reasonably likely to have a material effect on our liquidity, capital or operations, nor are we aware of any current recommendation by regulatory authorities, which if implemented, would have a material effect on liquidity, capital or operations.

Stockholders’ Equity

Total stockholders’ equity decreased $1,607,000, or 7.38%, to $20,162,000 at September 30, 2008 from $21,769,000 at December 31, 2007 due to a non-cash charge to earnings of $1,678,000 for an other-than-temporary impairment in the value of investments in our investment portfolio, resulting in a net loss of $1,390,000. We also purchased $431,000 in additional Treasury stock during the nine-month period. We are considered “well capitalized” under the risk-based capital guidelines applicable to us.

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

Financial Instruments Whose
Contract Amount Represents	Contract Amount At
Credit Risk	September 30, 2008	December 31, 2007
	(Dollars in thousands)
Lines of credit - commercial	$10,669	$3,819
Lines of credit - home equity	4,665	4,964
Lines of credit - overdraft checking	122	129
Mortgage loan commitments	1,519	1,541

Commercial real estate lines of credit, including equipment lines of credit discussed below, are generally secured by a blanket lien on assets of the borrower. Revolving Lines of Credit (RLOC) are typically used for short term working capital needs and are based most heavily on the accounts receivable and inventory components of the borrower’s balance sheet. RLOC have terms of one year, are subject to annual reaffirmation and carry variable rates of interest. We generally receive a one percent fee, based on the commitment amount. The available line of credit for commercial real estate loans and non-real estate loans, as well as acquisition and development loans and construction loans increased by $6,850,000, or 179.37%, from $3,819,000 at December 31, 2007 to $10,669,000 at September 30, 2008. The increase is due to an increase in the number of commercial real estate loans originated in the nine-month period and the fact that many of the loans have only used a small portion of their available lines of credit. The borrower is able to draw on these lines as needed, thus the funding is generally unpredictable.

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

Our outstanding commitments to make mortgages are at fixed rates ranging from 7.50% to 8.50% and 6.250% to 8.250% at September 30, 2008 and December 31, 2007, respectively. Loan commitments expire 60 days from the date of the commitment.

For the nine months ended September 30, 2008, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

Our goals, objectives, expectations and intentions, including statements regarding the development and introduction of new products and services, the allowance for loan losses, leaseable space in our headquarters building, repayment of non-accrual and watch list loans, improvement in the value of the Shay AMF Ultra Short Mortgage Fund, retention of maturing certificates of deposit, liquidity management and the establishment of a liquidity plan in a distressed financial environment, funding of unused lines of credit, the impact on us of weakening financial conditions, potential increases in foreclosure rates, our holding of investment and mortgage-backed securities and financial and other goals are forward looking. These statements are based on our beliefs, assumptions and on information available to us as of the date of this filing, and involve risks and uncertainties. These risks and uncertainties include, among others, those discussed in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2007; the effect of falling interest rates on our profits and asset values; risks related to our intended increased focus on commercial real estate and commercial business loans; further deterioration of economic conditions in our market area; our dependence on key personnel; competitive factors within our market area; the effect of developments in technology on our business; adverse changes in the overall national economy as well as adverse economic conditions in our specific market area; adequacy of the allowance for loan losses; expenses as a result of our stock benefit plans; and changes in regulatory requirements and/or restrictive banking legislation.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable

Item 4. Controls and Procedures

As of the end of the period covered by this quarterly report on Form 10-Q, SFSB, Inc.’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of SFSB, Inc.’s disclosure controls and procedures. Based upon that evaluation, SFSB, Inc.’s Chief Executive Officer and Chief Financial Officer concluded that SFSB, Inc.’s disclosure controls and procedures are effective as of September 30, 2008. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by SFSB, Inc. in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

In addition, there were no changes in SFSB, Inc.’s internal control over financial reporting (as defined in Rule 13a-15 or Rule 15d-15 under the Securities Act of 1934, as amended) during the quarter ended September 30, 2008, that have materially affected, or are reasonably likely to materially affect, SFSB, Inc.’s internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

During the three months ended September 30, 2008, other than as noted below there were no material changes to the risk factors relevant to our operations, which are described in our Annual Report on Form 10-K for the year ended December 31, 2007.

We cannot predict the impact of recently enacted legislation, in particular the Emergency Economic Stabilization Act of 2008 and its implementing regulations, and actions by the FDIC, cannot be predicted at this time.

On October 3, 2008, President Bush signed into law the Emergency Economic Stabilization Act of 2008 (“EESA”).  The legislation was the result of a proposal by Treasury Secretary Henry Paulson to the U.S. Congress in response to the financial crises affecting the banking system and financial markets.  EESA increases the amount of deposits insured by the FDIC to $250,000.  On October 14, 2008, the FDIC announced a new program -- the Temporary Liquidity Guarantee Program that provides unlimited deposit insurance on funds in noninterest-bearing transaction deposit accounts not otherwise covered by the existing deposit insurance limit of $250,000.  All eligible institutions will be covered under the program until December 5, 2008 without incurring any costs, and institutions that desire to opt out of this coverage must do so prior to such date. After the initial period, participating institutions will be assessed a 10 basis point surcharge on the additional insured deposits.  We may be required to pay significantly higher FDIC premiums even if we do not participate in the Temporary Liquidity Guarantee Program because market developments have significantly depleted the insurance fund of the FDIC and reduced the ratio of reserves to insured deposits.  Additionally, the behavior of depositors in regard to the level of FDIC insurance could cause our existing customers to reduce the amount of deposits held at the Bank, and could cause new customers to open deposit accounts at the Bank. The level and composition of the Bank’s deposit portfolio directly impacts the Bank’s funding cost and net interest margin.

On October 3, 2008, TARP was signed into law. TARP gave Treasury authority to deploy up to $700 billion into the financial system with an objective of improving liquidity in capital markets. As discussed above, we intend to apply to participate in TARP. As discussed above, if we participate the terms of this preferred stock program could reduce investment returns to our current stockholders by restricting dividends to common stockholders, preventing us from repurchasing outstanding shares of common stock, diluting existing stockholders’ interests, and restricting capital management practices. Further, we cannot ensure that additional restrictions will not be imposed on participating companies at a later date nor that any such restrictions would not have a material adverse affect on our operations, revenues, income and financial condition.

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

If U.S. Credit Markets and Economic Conditions Continue to Deteriorate, Our Liquidity Could be Adversely Affected.

Our liquidity may be adversely affected by the current environment of economic uncertainty reducing business activity as a result of, among other factors, disruptions in the financial system in the recent past. Dramatic declines in the housing market during the past year, with falling real estate prices and increased foreclosures and unemployment, have resulted in significant asset value write-downs by financial institutions, including government-sponsored entities and investment banks. These investment write-downs have caused financial institutions to seek additional capital.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The table below summarizes our repurchases of equity securities during the third quarter of 2008.

ISSUER PURCHASES OF SECURITIES

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that May Yet Be Purchased Under The Plans or Programs(1)
July 1 - 31, 2008	59,033	$7.05	59,033	57,941

August 1 -31, 2008	0	n/a	0	57,941

September 1 - 30, 2008	11,500	$6.50	11,500	46,441

Total Third Quarter	70,533	$6.96	70,533	46,441

(1) On November 21, 2005, SFSB, Inc.’s board of directors adopted a stock repurchase program to acquire up to 53,561 shares, or approximately 4% of our outstanding common stock held by persons other than Slavie Bancorp, MHC. SFSB, Inc.’s board of directors approved additional repurchases of up to an additional 66,951 shares on May 1, 2006, 62,334 shares on August 6, 2007, 59,052 shares on February 19, 2008 and 59,022 on July 21, 2008, in each case constituting approximately 5% of its outstanding common stock held by persons other than Slavie Bancorp, MHC at such time. Stock purchases are made from time to time in the open market at the discretion of management. Any share repurchases under the repurchase program are dependent upon market conditions and other applicable legal requirements and must be undertaken within a 12-month period of the board’s authorization. As of September 30, 2008, SFSB, Inc. had repurchased 254,480 shares on the open market at an average cost of $8.53 per share to fund a stock-based compensation plan and to be held in Treasury. In accordance with the terms of the stock repurchase program, as of September 30, 2008, and the date of this filing, SFSB, Inc. is authorized to purchase an additional 46,441 shares before July 21, 2009.

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

SFSB, Inc.

Date: November 14, 2008	By:	/s/ Philip E. Logan
Philip E. Logan, President
(Principal Executive Officer)

Date: November 14, 2008	By:	/s/ Sophie Torin Wittelsberger
Sophie Torin Wittelsberger, Chief Financial Officer
(Principal Accounting and Financial Officer)