Form 10-K
period 2008-12-31
SFSB, Inc.
filed 2009-03-31
CIK 1303026

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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
Yes ☐      No ☒

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
Yes    ☐   No  ☒

The aggregate market value of the common equity held by non-affiliates was $7,178,208 as of June 30, 2008, based on a sales price of $6.90 per share of Common Stock, which is the sales price at which shares of Common Stock were last sold in over the counter trading on June 24, 2008 (the last date on which the Common Stock had traded on June 30, 2008).

The number of shares outstanding of the registrant’s Common Stock was 2,707,652 as of March 25, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Stockholders for the Fiscal Year Ended December 31, 2008, which is filed as an exhibit to this Annual Report on Form 10-K, are incorporated by reference into Part II of this Annual Report on Form 10-K.

Portions of the Proxy Statement for the 2009 Annual Meeting of Stockholders of SFSB, Inc., to be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

Our cash flow depends on earnings from the investment of the net proceeds from the offering that we retained, and any dividends received from Slavie Federal Savings Bank.  Currently, SFSB, Inc. does not own or lease any property.  Instead, we use the premises, equipment and furniture of Slavie Federal Savings Bank.  At the present time, we employ only persons who are officers of Slavie Federal Savings Bank to serve as officers of SFSB, Inc.  We also use the support staff of Slavie Federal Savings Bank from time to time.  We have not separately compensated these persons. We may hire additional employees, as appropriate to the extent we expand our business in the future.

SFSB, Inc., as the holding company of Slavie Federal Savings Bank, is authorized to pursue other business activities permitted by applicable laws and regulations for savings and loan holding companies, which may include the acquisition of banking and financial services companies.

BUSINESS OF SLAVIE FEDERAL SAVINGS BANK

General

Our principal business consists of attracting deposits from the general public in our market area and investing those funds, together with funds generated from operations and borrowings, in one- to four-family residential mortgage loans and commercial real estate loans.  We also invest in land and construction loans, home equity loans, non-real estate commercial loans and investment securities.

We derive our income primarily from interest earned on loans, mortgage-backed securities and investment securities and commissions from the sale of non-insured investment products earned through Slavie Financial Services.  Our principal expenses are interest expense on deposits and non-interest expenses, such as compensation and related expenses, occupancy expenses, deposit insurance expenses, regulatory assessments, advertising expenses, data processing expenses, furniture, fixtures and equipment expenses and other miscellaneous expenses.  Funds for these activities are provided primarily by deposits, repayments (including prepayments) of outstanding loans and mortgage-backed and investment securities, commissions from the sale of non-insured investment products, and operating revenue.

New products and services.  In 2008, we expanded our financial services operations, created in mid-year 2007, by hiring an investment planner, who sells a variety of non-insured investment products, and an administrative assistant to join our certified financial planner.  It has enabled us to provide comprehensive investing guidance and financial planning expertise to our customers and focus on their financial well being potential.  During 2008, we implemented remote deposit for commercial accountholders and check imaging services for our checking accountholders.  We expanded our Automated Teller Machine network to include access to more than 52,500 ATMs throughout the United States. We have begun to offer a thirteen month relationship certificate of deposit and a premium rate checking account with what we believe are attractive interest rates.  In addition, we implemented a Slavie credit card, foreign currency services and coin counting services.  We have informed our customers of the launching of these new products and services through the distribution of a quarterly newsletter, entitled Today’s Slavie.

Application to Participate in TARP.  We have applied to participate in the U.S. Treasury Department’s Capital Purchase Program under the Troubled Asset Relief Program (“TARP”) signed into law on October 3, 2008.  If we are approved to and elect to participate in TARP, we will issue shares of preferred stock to Treasury as well as a warrant to purchase our common stock.  The general terms for participating in the program are as follows: pay 5% dividends on the preferred stock for the first five years and 9% dividends thereafter; cannot increase common stock dividends for three years while Treasury is an investor without its permission; Treasury receives warrants entitling it to buy a participating company’s common stock equal to 15% of Treasury’s total initial investment in the participant; if the participating company fails to pay dividends due on the preferred stock for six quarters (these need not be consecutive), Treasury has the right to appoint two directors to the company’s board of directors; the participating company cannot repurchase its own shares of stock without Treasury’s permission; required compliance with certain executive compensation restrictions, including a prohibition on severance payments to certain executive officers and employees, restrictions on the amount of executive compensation and the amount that is tax deductible, limits on incentive compensation, and the participating company’s executives must agree to certain of the compensation restrictions; and other detailed terms and conditions.

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

Lending Activities

General.  Our principal lending activity has been the origination of first mortgage loans for the purchase or refinancing of one- to four-family residential real property and the origination of commercial loans, both real estate mortgage loans and non-real estate loans.  Historically, we have retained the loans that we originated, but in our continued efforts to boost the yield of our interest earning assets during a period of net interest margin compression, management decided to sell a larger percentage of the Bank’s residential loan originations to facilitate our goal of increasing and diversifying the mix of commercial loans to residential loans in our portfolio.

Our net loan portfolio totaled $157,309,000 at December 31, 2008, representing 87.94% of total assets.  One- to four-family residential real estate mortgage loans represented $110,061,000, or 67.05%, of our total loan portfolio at December 31, 2008.  Other loans secured by real estate include commercial real estate loans, construction loans secured by single family properties and acquisition and development loans, which amounted to $19,408,000, $10,050,000 and $5,111,000, or 11.82%, 6.12% and 3.11% of the total loan portfolio at December 31, 2008.

Commercial non-mortgage loans amounted to $3,501,000, or 2.13% of our total loan portfolio at December 31, 2008.  The remainder of our portfolio was comprised of consumer loans, consisting primarily of home equity loans and lines of credit and other loans such as deposit account loans, home improvement loans, automobile loans and overdraft protection loans.  At December 31, 2008, home equity and other consumer loans totaled $15,586,000 and $447,000, respectively, or 9.50% and 0.27% of the total loan portfolio.

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

A savings bank generally may not make loans to one borrower and related entities in an amount which exceeds 15% of its unimpaired capital and surplus, and an additional amount equal to 10% of unimpaired capital and surplus if the loan is secured by readily marketable collateral (generally financial instruments, but not real estate).  At December 31, 2008, our regulatory limit on loans-to-one borrower was $2,417,000 and our five largest loans or groups of loans-to-one borrower, including related entities, aggregated $2,397,000, $2,206,000, $1,661,000, $1,547,000 and $1,536,000.  Each loan or groups of loans was performing in accordance with its terms at December 31, 2008, with the exception of one which was 30 days past due.

Economic Conditions and Concentrations.  During 2008, the financial industry encountered significant volatility and stress as economic conditions worsened, unemployment increased and the effects of the “housing crisis” became more widespread.  While we did not have direct exposure to the subprime lending issues, the slowing economy, declines in housing construction and the related impact on contractors and other small and medium sized businesses, has had an adverse impact on our business, primarily increased levels of non-performing assets.  While management believes that we have taken adequate reserves for the problem assets in our loan portfolio at December 31, 2008, there can be no assurance that we will not be required to take additional charge-offs or make additional provisions for nonperforming loans or that currently performing loans will continue to perform.  Further, we have been increasing, and intend to continue to increase, our commercial real estate loan volume as a percentage of our loan portfolio, including an increase of 47.47% during 2008.  Given the current depressed and uncertain economic conditions, as well as the riskier nature of commercial real estate loans, we determined it would be prudent to consider what steps may be appropriate in this regard.  As a result, we conducted an analysis of our commercial real estate loan portfolio concentrations and management has set specific limits on certain riskier commercial real estate loan types, including those requiring the sale of the collateral property to pay down the loan and those loans relying on rental income from the property to repay the loan.

Loan Portfolio Composition.  The following table sets forth the composition of our loan portfolio by type of loan as of the dates indicated, including a reconciliation of gross loans receivable after consideration of the allowance for loan losses and net deferred fees.
	At December 31,
	2008		2007
	Amount	Percent	Amount	Percent
		(Dollars in Thousands)
Real Estate Loans:
One- to four-family	$110,061	67.05%	$112,198	74.55%
Commercial mortgage	19,408	11.82	12,273	8.15
Construction	10,050	6.12	2,205	1.47
Acquisition and development	5,111	3.11	3,135	2.08

Total real estate loans	144,630	88.10	129,811	86.25

Commercial non-real estate	3,501	2.13	3,593	2.39
Consumer Loans:
Home equity	15,586	9.50	16,670	11.08
Other	447	0.27	427	0.28

Total consumer loans	16,033	9.77	17,097	11.36

Total loans receivable, gross	164,164	100.0%	150,501	100.0%

Less:
Loans in process	(5,277)		(1,538)
Allowance for loan losses	(1,149)		(972)
Deferred loan fees	(429)		(247)

Total loans receivable, net	$157,309		$147,744

Maturity of Loan Portfolio.  The following tables present certain information at December 31, 2008 regarding the dollar amount of certain loans maturing in our portfolio based on their contractual terms to maturity or scheduled amortization, but does not include the effect of possible prepayments or due on sale clause payments.

	One Year or less	More than 1 to 5 years	More than 5 years	Totals
	(Dollars in Thousands)

Real Estate Loans:
One- to four-family	$901	$4,728	$104,432	$110,061
Commercial mortgage	11,377	6,355	1,676	19,408
Construction	6,405	3,645	-	10,050
Acquisition and development	1,860	3,251	-	5,111

Total real estate loans	20,543	17,979	106,108	144,630

Commercial non-real estate	1,287	1,582	632	3,501
Consumer Loans:
Home equity	27	850	14,709	15,586
Other	183	264	-	447

Total consumer loans	210	1,114	14,709	16,033

Total loans receivable, gross	$22,040	$20,675	$121,449	$164,164

	One- to four- family	Commercial Mortgage	Construction	Acquisition and Development	Commercial Non R/E	Home Equity	Other Consumer Loans	Totals
	(Dollars in Thousands)
Total due after one year with fixed interest rates	$109,129	$8,031	$-	$319	$2,214	$10,053	$264	$130,010
Total due after one year with adjustable interest rates	$31	$-	$3,645	$2,932	$-	$5,506	$-	$12,114

Scheduled contractual maturities of loans do not necessarily reflect the actual expected term of the loan portfolio.

One- to Four-Family Residential Loans.  Our primary lending activity consists of the origination of one- to four-family residential mortgage loans that are primarily secured by properties located in the greater Baltimore metropolitan area.  At December 31, 2008, $110,061,000, or 67.05% of our total loan portfolio, consisted of one- to-four family residential loans.  Generally, one- to four-family residential mortgage loans are originated in amounts up to 80% of the lesser of the appraised value or purchase price of the property, with private mortgage insurance required on loans with a loan-to-value ratio in excess of 80%.  Fixed-rate loans are originated for terms of 10, 15, 20 and 30 years.  At December 31, 2008, $110,030,000, or 99.97% of our one- to four-family residential mortgage loans were fixed-rate loans.  Also, at December 31, 2008, our largest loan secured by one- to four-family real estate had a principal balance of $947,000 and was secured by a single-family residence.  This loan was performing in accordance with its terms at December 31, 2008.

We also offer adjustable-rate mortgage loans with a one year adjustment period based on changes in a designated United States Treasury index.  However, in the recent interest rate environment, there has been very limited demand for these loans.  We did not originate any adjustable rate one- to four-family residential loans during the year ended December 31, 2008.  Our adjustable rate mortgage loans provide for maximum rate adjustments of 200 basis points per adjustment, with a lifetime maximum adjustment of 600 basis points per term.  Our adjustable rate mortgage loans amortize over terms of up to 30 years.  At December 31, 2008, only $31,000 or 0.03% of our one- to four-family residential mortgage loans had adjustable rates of interest.

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

Commercial Real Estate Loans.  At December 31, 2008, $19,408,000, or 11.82% of our total loan portfolio, consisted of commercial real estate loans.  Commercial real estate loans are secured by office buildings, mixed use properties and other commercial properties.  We generally originate commercial real estate loans with maximum terms of up to 30 years with a call feature. The maximum loan-to-value ratio of commercial real estate loans is 75%. At December 31, 2008, we had 99 commercial real estate loans with an average outstanding balance of $187,000.  At December 31, 2008, our largest loan secured by commercial real estate had an outstanding balance of $2,078,000.  At December 31, 2008, this loan was performing in accordance with its terms.

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

Multi-Family Loans.  We offer fixed-rate and adjustable rate multi-family real estate loans with amortization schedules of up to 30 years.  We generally lend up to 80% of the property’s appraised value.  Appraised values are typically determined by independent appraisers.  In deciding to originate a multi-family loan, we review the creditworthiness of the borrower, the expected cash flows from the property securing the loan, the cash flow requirements of the borrower, the value of the property and the quality of the management involved with the property.  We generally obtain the personal guarantee of the principals when originating multi-family real estate loans.  At December 31, 2008, we had three multi-family real estate loans with an average outstanding balance of $308,000 in our loan portfolio.  At December 31, 2008, our largest multi-family loan secured by real estate had an outstanding balance of $541,000.  At December 31, 2008, this loan was performing in accordance with its terms.

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

 Construction Loans and Acquisition and Development Loans.  We originate loans to finance the construction of residential dwellings and loans to acquire and develop land on which to construct residential dwellings.  At December 31, 2008, $10,050,000, or 6.12% of our total loan portfolio, consisted of a commercial acquisition and development loan and eight residential construction loans, and $5,111,000, or 3.11% of our total loan portfolio, consisted of acquisition and development loans.  Of this amount, $464,000 constituted our interest in a loan participation.

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

While some financial institutions have experienced increased defaults on acquisition, development and construction loans as a result of recent declines in the housing market and the attendant inability of the borrowers to sell the property after project completion or sell the property at an amount that will allow repayment of the loan, we have not experienced such an increase in defaults on these types of loans.  However, there can be no guarantee that defaults will not increase in this portfolio if declines in economic conditions and the housing market continue in our market areas.

Commercial Business Loans.  To diversify our loan portfolio, we have grown our commercial business loan portfolio.  We have focused our commercial business lending activities on small to mid-size businesses in our market area and the loans were made for working capital or equipment financing.  Typically, these loans are secured by equipment, machinery and other corporate assets and have terms from three to five years with either fixed rates or variable rates of interest.  Commercial business loans generally have higher interest rates and shorter terms than one- to four-family residential mortgage loans, but they also may involve higher average balances, increased difficulty of loan monitoring and a higher risk of default since their repayment generally depends on the successful operation of the borrower’s business.  We attempt to minimize these risks by limiting these loans to viable businesses and by obtaining personal guarantees from the borrowers whenever possible.  At December 31, 2008, commercial business loans totaled $3,501,000, or 2.13% of the total loan portfolio.

Consumer Loans.  We are authorized to originate loans for a wide variety of personal and consumer purposes.  Consumer loans consist primarily of home equity loans and lines of credit, deposit account loans, home improvement loans, automobile loans and overdraft protection loans.  At December 31, 2008, consumer loans totaled $16,033,000 or 9.77% of the total loan portfolio.

Home equity loans and lines of credit are secured by a real estate mortgage with a security interest in the borrower’s primary residence.  These are fixed rate or variable rate loans indexed to the prime rate with terms of up to 20 years.  At December 31, 2008, home equity loans totaled $15,586,000 or 9.50% of the total loan portfolio.  At December 31, 2008, $10,080,000, or 64.67% of our home equity loans were fixed-rate loans and $5,506,000 or 35.33% of our home equity loans had adjustable rates of interest.

As indicated, we also offer deposit account loans for personal purposes, home improvement loans, automobile loans and overdraft protection loans.  At December 31, 2008, $262,000 or 0.16% of our total loan portfolio consisted of deposit account loans, $57,000 or 0.03% of our total loan portfolio consisted of home improvement loans, $79,000 or 0.05% of our total loan portfolio consisted of automobile loans and $49,000 or 0.03% of our total loan portfolio consisted of overdraft protection loans.

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

Origination and Servicing of Loans.  Loan origination activities are primarily concentrated in the greater Baltimore metropolitan area, and properties securing our real estate loans are primarily located in the greater Baltimore metropolitan area.  Currently, we sell most residential mortgage loans that we originate without retaining servicing rights.

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

Residential mortgage loans are typically underwritten to secondary market (Fannie Mae and Freddie Mac) standards to facilitate the ability to sell loans and thereby limit interest rate risk and meet loan portfolio objectives.  Historically, we have generally retained all originated loans in our portfolio.  Our growth strategy contemplates that we only retain for our portfolio those loans meeting our interest rate risk and balance sheet composition targets and sell the remaining loans in the secondary market on a servicing released basis.  Our goal continues to be to increase the number of fixed rate loans that we sell on the secondary market.  Over time, we may evaluate selling loans on a servicing retained basis.  During 2008, we sold five residential mortgage loans with a total principal balance of $843,000.  Our residential mortgage loan volume in 2008 was lower than we had anticipated due to the absence of a residential loan officer during the first half of 2008 and the rapid decline in residential home values, making it difficult for borrowers to attain acceptable loan-to-value ratios.  We hired an experienced residential loan officer in the first quarter of 2009 in anticipation of a refinance surge due to the current lower interest rates on this type of loan and we expect to sell a higher volume of loans during 2009.

Loan Approval Procedures and Authority.  The loan approval process is intended to assess the borrower’s ability to repay the loan, the viability of the loan, and the adequacy of the value of the property that will secure the loan.  To assess the borrower’s ability to repay, among other things, we review the employment and credit history and information on the historical and projected income and expenses of borrowers.  We have established a loan committee consisting of the president/chief executive officer, senior vice-president/chief lending officer, vice-president of lending and the assistant vice-president/loan administration.  Currently, any two members of this committee have the authority to approve loans up to $313,000; loan applications over $313,000 are submitted to the executive loan committee consisting of either the president/chief executive officer or the executive vice-president/chief lending officer and one non-management member of the board of directors for approval.  In addition, the board of directors ratifies all loans approved by the loan and executive loan committees.  With continued economic volatility, we have tightened our already stringent underwriting standards by reducing our maximum loan-to-value requirements.  All loan applications that we have the intention of selling are processed through Mortgage Department Services, a company in which we have a minor interest.  We have outsourced the loan processing, loan underwriting and other standards to the Mortgage Department Services (MDS) as a cost savings measure.  Using MDS to process our residential mortgage loans has allowed us to eliminate a full time position from our residential mortgage processing department and transfer an employee to a higher-volume area of the lending department.  We pay a flat fee to MDS for each loan settled and we receive a fee per loan in return for delivery of said loan to the secondary market.  MDS also processes loans which we choose to keep in our portfolio for a reduced per loan fee rate.  We ensure that the stringent underwriting standards we are accustomed to are adhered to by MDS by having an independent third party vendor conduct periodic quality control reviews on the loans processed by MDS on our behalf.  We process all home equity loans at our main office.

We require appraisals of all real property securing loans. Appraisals are performed by independent licensed appraisers.  All appraisers are approved by the board of directors annually.  We require fire and extended coverage insurance in amounts at least equal to the principal amount of the loan.

The following table shows our loan origination and repayment activities for the periods indicated.

	Years Ended December 31,
	2008	2007
	(Dollars in Thousands)

Balance outstanding at beginning of period	$147,744	$147,118

Originations by Type:

Real Estate:
One- to four-family	22,435	23,569
Commercial-real estate	15,609	4,585
Commercial-non real estate	250	-
Construction(1)	-	-
Consumer loans:
Home equity	2,003	3,296
Other	311	31

Total loans originated	40,608	31,481
Total loans purchased	2,641	2,212

Less:
Total loans or participations sold	1,990	7,602
Principal repayments	31,732	24,227
Transfers to foreclosed real estate	-	1,083
Other(2)	(38)	155
Total deductions	33,684	33,067

Balance outstanding at end of period	$157,309	$147,744

(1)	Includes acquisition and development loans.
(2)	Includes deferred loan fees and allowance for loan loss reserves.

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

In accordance with Statement of Financial Accounting Standards No. 91, which pertains to the accounting for non-refundable fees and costs associated with originating or acquiring loans, our loan origination fees and certain related direct loan origination costs are offset, and the resulting net amount is deferred and amortized as interest income over the contractual life of the related loans as an adjustment to the yield of such loans.  At December 31, 2008 and 2007, we had $429,000 and $247,000 in net deferred loan fees, respectively.

Asset Quality

General.  One of our key operating objectives continues to be to maintain a high level of asset quality.  Through a variety of strategies, which include aggressive marketing of foreclosed properties and repossessed assets and borrower workout arrangements, we have been proactive in addressing problems with non-performing assets.  These strategies, as well as our past emphasis on originating relatively low risk one- to four-family residential mortgage loans, quality underwriting, maintenance of sound credit standards for new loan originations, even in these unfavorable real estate market conditions, have supported maintenance of low delinquency ratios.  Our balance of non-performing assets equaled $2,615,000 or 1.66% of total loans at December 31, 2008 and consisted of 13 non-accruing loans, of which 11 are secured by one- to four-family properties totaling $1,180,000, two are commercial real estate loans totaling $239,000 and one is a commercial non-real estate loan totaling $100,000, and $1,096,000 in foreclosed real estate.

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

Non-performing Loans and Assets.  Loans are reviewed on a regular basis and are generally placed on non-accrual status when they become more than 90 days delinquent.  When we classify a loan as non-accrual, we no longer accrue interest on such loan and reverse any interest previously accrued but not collected.  Typically, payments received on a non-accrual loan are applied to the outstanding principal and interest as determined at the time of collection.  We return a non-accrual loan to accrual status when factors indicating doubtful collection no longer exist and the loan has been brought current.  We consider repossessed assets and loans that are 90 days or more past due to be non-performing assets.

Real estate and other assets that we acquire as a result of foreclosure or by deed-in-lieu of foreclosure or repossession on collateral-dependent loans are classified as real estate owned or other repossessed assets until sold.  Such assets are recorded at foreclosure or other repossession and updated quarterly at estimated fair value less estimated selling costs.  Any portion of the outstanding loan balance in excess of fair value is charged off against the allowance for loan losses.  If, upon ultimate disposition of the property, net sales proceeds exceed the net carrying value of the property, a gain on sale of real estate or other assets is recorded.  At December 31, 2008 and 2007, we had foreclosed real estate of $1,096,000 and $1,083,000, respectively, pursuant to the foreclosure of the property securing a commercial land acquisition and development participation loan.

Under current accounting guidelines, a loan is defined as impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due under the contractual terms of the loan agreement.  We consider one- to four-family mortgage loans and consumer installment loans to be homogeneous and, therefore, do not separately evaluate them for impairment.  All other loans are evaluated for impairment on an individual basis.  As of December 31, 2008, we had classified three non-accrual loans as impaired totaling $339,000 because, for reasons discussed below, we believe that we may not collect all outstanding balances due on these loans.

As of December 31, 2008 and December 31, 2007, we classified a $100,000 commercial non-real estate loan as impaired.  The corporate commercial loan borrower filed Chapter 7 corporate bankruptcy in the third quarter of 2006 and the principal of the borrower filed Chapter 7 personal bankruptcy in the second quarter of 2007.  We restructured the remaining debt to facilitate repayment of the loan in the third quarter of 2007 and the borrower has been making payments in accordance with the terms of the restructured loan agreement.  We also classified the two commercial real estate loans totaling $239,000 as impaired as of December 31, 2008.  In the first quarter of 2008, the borrowers of these loans filed Chapter 13 personal bankruptcy, which was denied and dismissed in the third quarter of 2008.  They filed Chapter 13 personal bankruptcy again near the end of the third quarter of 2008, which was converted to a Chapter 7 personal bankruptcy on October 3, 2008.  On November 19, 2008, our attorney filed an Order of Relief from Stay and he is currently in the process of sending a Notice of Intent to Foreclose with respect to the properties securing these loans.

The table below sets forth the amounts and categories of our non-performing assets at the dates indicated.  During the periods presented, we did not have any troubled debt restructurings.

	At December 31,
	2008	2007
	(Dollars in Thousands)

Non-accruing real estate loans:
One- to four-family	$1,180	$368
Commercial real estate	239	-
Commercial non-real estate	100	100
Construction(1)	-	-
Non-accruing consumer loans:
Home equity	-	-
Other	-	-
Total non-accruing loans	$1,519	$468
Accruing loans delinquent 90 days or more	-	-
Total non-performing loans	1,519	468
Real estate owned	1,096	1,083
Total non-performing assets	$2,615	$1,551

Total as a percentage of total assets	1.46%	0.90%
Total as a percentage of total loans	1.66%	1.05%

(1)           Includes acquisition and development loans.

For the years ended December 31, 2008 and December 31, 2007, gross interest income which would have been recorded had our non-accruing loans been current in accordance with their original terms amounted to $137,000 and $37,000 respectively.  Interest income recognized on such loans for the years ended December 31, 2008 and December 31, 2007 was $80,000 and $24,000, respectively.

Of the non-accrual loans, at December 31, 2008, $339,000 consisted of the three impaired loans discussed above and $1,180,000 consisted of one-to-four residential mortgage loans.  Non-accrual loans totaled 0.97% and 0.32% of net loans receivable at December 31, 2008 and December 31, 2007, respectively.

Our real estate owned includes a 19% participation (approximately $1,096,000 in unpaid principal balance) in a foreclosed real estate participation loan resulting from the foreclosure of an acquisition and development loan..

As we previously reported, the property securing this loan was sold at auction to the lead participating bank in the second quarter of 2007, at which time we reclassified the participation as foreclosed real estate.  As we previously disclosed, the foreclosed property had previously been under a sale contract that was subject to a feasibility study that expired on June 15, 2008.  The property is currently under a new purchase agreement contract.  The purchase agreement is subject to a feasibility study which allows the buyer to perform due diligence with regards to environmental approvals and permits and a zoning change that would allow strictly commercial zoning.  Once the zoning change is approved by the city’s council government, the buyer expects to settle on the subject property.  The zoning change approval is expected by June 2009, which is expected to coincide with the results of the environmental due diligence mentioned above.  We still believe that we will recover the carrying amount of the real estate pursuant to the sale of the property, although there can be no assurance that this will be the case.

Other than as disclosed in the table and paragraphs above, there are no other loans at December 31, 2008 about which management has serious doubts concerning the ability of the borrowers to comply with the present loan repayment terms.

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

On the basis of management’s review of our assets, at December 31, 2008, we had classified $2,515,000 of our assets as substandard (which consisted of 11 non-accruing loans secured by one- to four-family residential properties, two commercial real estate loans and foreclosed real estate).  At December 31, 2008, we had classified $100,000, or 100% of one loan as “loss” (which consisted of a commercial non-real estate loan).  At December 31, 2008, none of our assets were classified as special mention or doubtful.  The loan portfolio is reviewed on a monthly basis to determine whether any loans require classification in accordance with applicable regulations.  All classified assets are included in non-performing assets for all periods presented.

The following table shows the aggregate amounts of our classified assets at the dated indicated.

	At December 31,
	2008	2007
	(Dollars in Thousands)
Special mention assets	$-	$-
Substandard assets	2,515	1,451
Doubtful assets	-	-
Loss assets	100	100

Total classified assets	$2,615	$1,551

 Delinquencies.  The following table sets forth information concerning delinquent loans at December 31, 2008 and December 31, 2007, in dollar amounts and as a percentage of our total loan portfolio.

	At December 31, 2008				At December 31, 2007
	30-59 Days		60-89 Days		30-59 Days		60-89 Days
	Principal Balance of Loans	% of Total Loans	Principal Balance of Loans	% of Total Loans	Principal Balance of Loans	% of Total Loans	Principal Balance of Loans	% of Total Loans
	(Dollars in Thousands)

Real estate loans:
One- to four-family	$672	0.41%	$718	0.44%	$749	0.50%	$361	0.24%
Commercial real estate	319	0.19	49	0.03	90	0.06	138	0.09
Construction(1)	-	-	-	-	-	-	-	-
Commercial non-real estate:	1,321	0.81	-	-	69	0.05	-	-
Consumer loans:
Home equity	-	-	-	-	71	0.05	-	-
Other	16	0.01	7	-	49	0.03	4	-

Total delinquent loans	$2,328	1.42%	$774	0.47%	$1,028	0.69%	$503	0.33%

 (1)          Includes acquisition and development loans.

Allowance for Loan Losses

General.  The allowance for loan losses is a valuation allowance for probable credit losses inherent in the loan portfolio.  We evaluate the need to establish allowances against losses on loans on a monthly basis.  When additional allowances are necessary, a provision for loan losses is charged to earnings.

Our methodology for assessing the adequacy of the allowance for loan losses consists of three key elements: (1) specific allowances for identified problem loans, including primarily collateral-dependent loans; (2) a general valuation allowance on certain identified problem loans that do not meet the definition of impaired; and (3) a general valuation allowance on the remainder of the loan portfolio.

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

General Valuation Allowance on the Remainder of the Loan Portfolio.  We establish another general allowance for loans that are not on the watch list to recognize the inherent losses associated with lending activities, but which, unlike specific allowances and the general valuation on certain identified problem loans, has not been allocated to particular problem assets.  This general valuation allowance is determined by segregating the loans by loan category and assigning allowance percentages based on our historical loss experience and delinquency trends.  The allowance may be adjusted for significant factors that, in management’s judgment, affect the collectibility of the portfolio as of the evaluation date.  These significant factors may include changes in lending policies and procedures, changes in existing general economic and business conditions affecting our primary lending areas, credit quality trends, collateral value, loan volumes and concentrations, seasoning of the loan portfolio, specific industry conditions within portfolio segments, recent loss experience in a particular segment of the portfolio, duration of the current business cycle and bank regulatory examination results. The applied loss factors are reevaluated annually to ensure their relevance in the current environment.

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

The following table analyzes changes in the allowance for the periods presented.

	Years Ended December 31,
	2008	2007
	(Dollars in Thousands)

Balance at beginning of period	$972	$850

Charge-offs(1)	3	122
Recoveries	-	-
Net charge-offs	3	122
Provision for loan losses	180	244

Ending balance	$1,149	$972

Ratio of net charge-offs during the period to average loans outstanding, net, during the period	-	0.08%
Ratio of allowance for loan losses to total loans outstanding	0.73%	0.66%
Allowance for loan losses as a percent of total non-performing loans	75.64%	207.69%

(1) Charge offs consisted of four overdraft protection lines of credit of $3,000 in 2008 and the principal loss of a commercial non-real estate loan of $120,000 and four overdraft protection lines of credit of $2,000 in 2007.

The following table sets forth information concerning the allocation of the allowance for loan losses by loan category at the dates indicated.  The allocation of the allowance to each category is not necessarily indicative of future loss in any particular category and does not restrict the use of the allowance to absorb losses in other categories.  During 2008, based on the factors described above, we reallocated the allowance among our loan categories to reflect our current beliefs regarding the collectibility of loans in our portfolio.

	At December 31,
	2008			2007
	Amount of Loan Loss Allowance	Loan amounts by Category	Percent of Loans in Each Category to Total Loans	Amount of Loan Loss Allowance	Loan amounts by Category	Percent of Loans in Each Category to Total Loans
			(Dollars in Thousands)

One- to four-family	$330	$110,061	67.05%	$246	$112,198	74.55%
Commercial real estate	426	19,408	11.82	172	12,273	8.15
Commercial non R/E	170	3,501	2.13	338	3,593	2.39
Construction	139	10,050	6.12	102	2,205	1.47
Acquisition and development	20	5,111	3.11	35	3,135	2.08
Home equity	61	15,586	9.50	77	16,670	11.08
Other consumer	3	447	0.27	2	427	0.28

Total	$1,149	$164,164	100.00%	$972	$150,501	100.00%

The following table sets forth information concerning the amount of the allowance for loan losses that is allocated to each of the three key components of the allowance: the specific allowance for impaired loans, the general allowance on certain identified problem loans that do not meet the definition of impaired and the general allowance on the remainder of the loan portfolio.

	At December 31,
	2008		2007
	Amount of Allowance	Percent of Allowance	Amount of Allowance	Percent of Allowance
		(Dollars in Thousands)

Specific allowance	$100	8.70%	$100	10.29%
General (identified problem loans)	-	-	55	5.66
General (all other loans)	1,049	91.30	817	84.05

Total	$1,149	100.00%	$972	100.00%

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

At December 31, 2008, our investment portfolio consisted of $7,040,000 in mutual fund securities (which invest in adjustable rate mortgages) classified as available for sale, $1,899,000 in Federal Home Loan Bank of Atlanta stock and $2,234,000 in other interest earning assets, consisting of federal funds sold.  We also invest in mortgage-backed securities, all of which are guaranteed by the United States Government or agencies thereof, and all of which are classified as held to maturity.  At December 31, 2008, our mortgage-backed securities totaled $1,552,000, consisting of $1,089,000 in fixed-rate mortgage-backed securities guaranteed by the Federal National Mortgage Association (Fannie Mae) and the Federal Home Loan Mortgage Corporation (Freddie Mac), and $463,000 in adjustable rate mortgage-backed securities guaranteed by the Government National Mortgage Association (Ginnie Mae).  Management does not believe that the recent turmoil in the U.S. housing market will have an adverse affect on its securities as these are high quality investments with short to medium term maturities.

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

Mortgage-backed securities generally yield less than the loans which underlie such securities because of their payment guarantees or credit enhancements which offer nominal credit risk.  In addition, mortgage-backed securities are more liquid than individual mortgage loans and may be used to collateralize borrowings or other obligations of Slavie Federal Savings Bank.  In general, we had purchased mortgage-backed securities as a means to deploy excess liquidity at more favorable yields than other investment alternatives; we now purchase other investments for this same purpose.

Amortized Cost and Estimated Fair Value of Securities.  The following table sets forth information regarding the amortized cost and estimated fair values of our securities portfolio at the dates indicated.

	At December 31,
	2008		2007
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
		(Dollars in Thousands)

Securities available for sale:
ARM mutual fund	$7,040	$7,040	$9,200	$8,942

Total available for sale	$7,040	$7,040	$9,200	$8,942

Securities held to maturity:
United States government agency securities	$-	$-	$3,000	$2,987

Mortgage-backed securities:
Ginnie Mae	463	455	720	720
Fannie Mae	71	71	172	174
Freddie Mac	1,018	999	1,355	1,327
Total mortgage-backed securities	1,552	1,525	2,247	2,221

Total held to maturity	$1,552	$1,525	$5,247	$5,208

We purchased Shay Asset Management Fund (AMF) Ultra Short Mortgage Fund, consisting primarily of short-term adjustable rate mortgage securities, to control our interest rate risk and to generate interest income. We purchased the mutual funds incrementally between 2001 and 2003. As of December 31, 2008, the mutual fund has a fair value of $7,040,000. Management has identified the Shay AMF Ultra Short Mortgage Fund as an impaired asset, meaning that the fair value is below the cost of the investment and these securities available for sale are carried at fair value. At the end of the third quarter of 2008, management identified the Shay AMF Ultra Short Mortgage Fund as being other-than-temporarily impaired and we realized an impairment loss of $1,678,000 on these securities. We realized an additional impairment loss of $799,000 in the fourth quarter of 2008, for a total impairment loss of $2,477,000 for 2008. The write-down is a result of declines in pricing levels differing from those existing at the time of the purchase of the fund due to the deterioration of the underlying collateral portfolio. The mutual funds have no stated maturity date.

The following table sets forth the maturities and weighted average yields of securities at December 31, 2008.  Adjustable rate mortgage-backed securities are included in the period in which interest rates are next scheduled to adjust.

	Less than 1 Year		1 to 5 Years		5 to 10 Years		Over 10 Years		Total Securities
	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
	(Dollars in Thousands)
Securities available for sale:
ARM mutual fund(1)	$7,040	4.73%	-	-	-	-	-	-	$7,040	4.73%
Total available for sale	7,040	4.73	-	-	-	-	-	-	7,040	4.73

United States government agency securities	-	-	-	-	-	-	-	-	-	-
Mortgage-backed securities:
Ginnie Mae	463	5.12	-	-	-	-	-	-	463	5.12
Fannie Mae	71	5.50	-	-	-	-	-	-	71	5.50
Freddie Mac	337	4.50	681	4.50	-	-	-	-	1,018	4.50

Total mortgage-backed securities	871	4.91	681	4.50	-	-	-	-	1,552	4.73

Total held to maturity	871	4.91	681	4.50	-	-	-	-	1,552	4.73

Total	$7,911	4.75%	$681	4.50%	-	-	-	-	$8,592	4.73%

 (1) Mutual funds have no stated maturity, however they are included in maturities less than one year.

Sources of Funds

General.  Deposits have traditionally been our primary source of funds for use in lending and investment activities.  In addition to deposits, funds are derived from repayments (including prepayments) of outstanding loans and mortgage-backed and investment securities and operating revenue.  While scheduled loan payments and income on earning assets are relatively stable sources of funds, deposit inflows and outflows can vary widely and are influenced by various economic factors.  Borrowings are also used on a short-term basis to compensate for reductions in the availability of funds, and on a longer term basis for general operational purposes.  Over the past four years, we heavily relied upon borrowings from the Federal Home Loan Bank of Atlanta to support loan growth.

Deposits.  We do not actively solicit deposits outside of the Baltimore metropolitan area, and substantially all of our depositors are persons who work or reside within Baltimore City, Baltimore County and Harford County, Maryland.  We offer a selection of deposit instruments, including demand deposits (non-interest bearing), NOW accounts, savings accounts, money market accounts and certificates of deposit.  Deposit account terms vary, with the principal differences being the minimum balance required, the amount of time the funds must remain on deposit and the interest rate.

We establish interest rates paid, maturity terms, service fees and withdrawal penalties on a periodic basis.  We base deposit rates and terms primarily on current operating strategies and market rates, liquidity requirements, rates paid by competitors and growth goals.  Management believes we price our deposits comparably to rates offered by our competitors.  We do not accept brokered deposits.

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

To provide additional convenience to our customers, we are affiliated with an ATM network and offer online banking with bill paying capabilities as a convenience to our personal banking customers, as well as our commercial customers.  Affiliating with an Automated Teller Machine network allows our customers to have access to over 52,500 ATM machines without charge.  Currently, we have three ATM machines, two drive-up machines at each of our offices and a cash dispensing machine located inside our corporate headquarters building.

The flow of deposits is influenced significantly by general economic conditions, changes in money market and other prevailing interest rates and levels of competition.  We believe the variety of deposit accounts we offer allows us to be competitive in obtaining funds and responding to changes in consumer demand.  Based on experience, management believes our deposits to be relatively stable.  However, the ability to attract and maintain certificates of deposit, and the rates paid on these deposits, has been and will continue to be significantly affected by market conditions.  At December 31, 2008, $97,245,000, or 78.93% of our deposit accounts were certificates of deposit, of which $61,909,000 have maturities of one year or less.

Deposit Accounts.  The following table sets forth the dollar amount of deposits in the various types of deposit accounts we offered as of the dates indicated.

	At December 31,
	2008		2007
	Weighted Average Rate	Amount	Weighted Average Rate	Amount
	(Dollars in Thousands)
NOW & Money Market Demand	1.43%	$16,856	1.90%	$15,390
Savings deposits	0.90	7,194	1.26	7,718
Certificates of deposit	4.15	97,245	4.95	89,675
Accrued interest payable	-	13	-	14
Non-interest bearing deposits	-	1,895	-	1,301

Total	3.50%	$123,203	4.23%	$114,098

Deposit Activity. The following table sets forth the deposit activities for the periods indicated.

	Years Ended December 31,
	2008	2007
	(Dollars in Thousands)

Beginning of period	$114,098	$111,823
Net deposits (withdrawals)	4,592	(2,390)
Interest credited on deposit accounts	4,513	4,665
Total increase in deposit accounts	9,105	2,275
Ending balance	$123,203	$114,098
Percent increase (decrease)	7.98%	2.03%

Large Certificates of Deposits. The following table indicates the amount of certificates of deposit as of December 31, 2008, by time remaining until maturity.

	Three months or less	Over three months to six months	Over six months to twelve months	Over twelve months	Total
	(Dollars in Thousands)
Certificates of deposit:
Less than $100,000	$14,311	$10,047	$17,787	$19,973	$62,118
$100,000 or more	4,751	3,602	11,411	15,363	35,127

Total	$19,062	$13,649	$29,198	$35,336	$97,245

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

At December 31, 2008, Slavie Federal Savings Bank was permitted to borrow up to $53,665,000 from the Federal Home Loan Bank of Atlanta.  We had $35,300,000 and $34,000,000 of Federal Home Loan Bank advances as of December 31, 2008 and December 31, 2007, respectively, and we averaged $32,158,000 and $33,917,000 of Federal Home Loan Bank advances during the years ended December 31, 2008 and December 31, 2007, respectively.  During 2008, the increase in borrowings reflects $39,300,000 in short term borrowing as well as $36,500,000 in short term borrowing repayments.  There was $1,500,000 in long term borrowing repayments.  Total borrowings increased by $1,300,000 from the prior year.

The following table sets forth certain information regarding the Federal Home Loan Bank advances for the periods indicated.  The table indicates both long and short-term borrowings.

	Years Ended December 31,
	2008	2007
	(Dollars in Thousands)
FHLB Advances:
Maximum month-end balance	$35,300	$34,000
Balance at end of period	35,300	34,000
Average balance	32,158	33,917

Weighted average interest rate at end of period	2.96%	3.47%
Weighted average interest rate during period	3.65%	4.18%

Personnel

As of December 31, 2008, we had 28 full-time employees and 11 part-time employees.  Our employees are not represented by any collective bargaining group.  Management believes that we have good relations with our employees.

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

General

Slavie Federal Savings Bank is examined and supervised by the Office of Thrift Supervision and the Federal Deposit Insurance Corporation (the “FDIC”).  This regulation and supervision establishes a comprehensive framework of activities in which an institution may engage and is intended primarily for the protection of the FDIC’s deposit insurance funds and depositors and not stockholders.  Under this system of federal regulation, financial institutions are periodically examined to ensure that they satisfy applicable standards with respect to their capital adequacy, assets, management, earnings, liquidity and sensitivity to market interest rates.  Following completion of its examination, the federal agency critiques the institution’s operations and assigns its rating (known as an institution’s CAMELS rating).  Under federal law, an institution may not disclose its CAMELS rating to the public.  Slavie Federal Savings Bank also is regulated to a lesser extent by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”), governing reserves to be maintained against deposits and other matters.  The Office of Thrift Supervision examines Slavie Federal Savings Bank and prepares reports for the consideration of its board of directors on any operating deficiencies.  Slavie Federal Savings Bank’s relationship with its depositors and borrowers also is regulated to a great extent by both federal and state laws, especially in matters concerning the ownership of deposit accounts and the form and content of Slavie Federal Savings Bank’s mortgage documents.

Any change in these laws or regulations, whether by the FDIC, Office of Thrift Supervision, the Federal Reserve Board or Congress, could have a material adverse impact on SFSB, Inc. and Slavie Federal Savings Bank and their operations.

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

At December 31, 2008, Slavie Federal Savings Bank’s capital exceeded all applicable requirements.

Loans-to-One Borrower.  A federal savings bank generally may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus.  An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate.  As of December 31, 2008, Slavie Federal Savings Bank was in compliance with the loans-to-one borrower limitations.

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

A savings bank that fails the qualified thrift lender test must either convert to a bank charter or operate under specified restrictions.  At December 31, 2008, Slavie Federal Savings Bank maintained approximately 83.28% of its portfolio assets in qualified thrift investments.

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

Community Reinvestment Act and Fair Lending Laws.  All savings banks have a responsibility under the Community Reinvestment Act and related regulations of the Office of Thrift Supervision to help meet the credit needs of their communities, including low- and moderate-income neighborhoods.  In connection with its examination of a federal savings bank, the Office of Thrift Supervision is required to assess the bank’s record of compliance with the Community Reinvestment Act.  In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes.  A bank’s failure to comply with the provisions of the Community Reinvestment Act could, at a minimum, result in denial of certain corporate applications such as branches or mergers or other restrictions on its activities.  The failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in enforcement actions by the Office of Thrift Supervision, as well as other federal regulatory agencies and the Department of Justice.  Slavie Federal Savings Bank received an outstanding Community Reinvestment Act rating in its most recent federal examination.

Transactions with Related Parties.  A federal savings bank’s authority to engage in transactions with its “affiliates” is limited by Office of Thrift Supervision regulations and by Sections 23A and 23B of the Federal Reserve Act (the “FRA”) and Regulation W of the Federal Reserve Board (collectively, “Regulation W”).  The term “affiliates” for these purposes generally means any company that controls, is controlled by, or is under common control with an institution.  SFSB, Inc. is an affiliate of Slavie Federal Savings Bank.  In general, transactions with affiliates must be on terms that are as favorable to the bank as comparable transactions with non-affiliates.  In addition, certain types of these transactions are restricted to an aggregate percentage of the bank’s capital.  Collateral in specified amounts must usually be provided by affiliates in order to receive loans from the bank.  In addition, Office of Thrift Supervision regulations prohibit a savings bank from lending to any of its affiliates that are engaged in activities that are not permissible for bank holding companies and from purchasing the securities of any affiliate, other than a subsidiary.

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

Regulation W generally excludes all non-bank and non-savings association subsidiaries of banks from treatment as affiliates, except to the extent that the Federal Reserve Board decides to treat these subsidiaries as affiliates.

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

Enforcement. The Office of Thrift Supervision has primary enforcement responsibility over federal savings institutions and has the authority to bring enforcement action against all “institution-affiliated parties,” including stockholders, and attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution.  Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors of the institution, receivership, conservatorship or the termination of deposit insurance.  Civil penalties cover a wide range of violations and actions, and range up to $25,000 per day, unless a finding of reckless disregard is made, in which case penalties may be as high as $1 million per day.  The FDIC also has the authority to recommend to the Director of the Office of Thrift Supervision that enforcement action be taken with respect to a particular savings institution.  If action is not taken by the Director, the FDIC has authority to take action under specified circumstances.

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

At December 31, 2008, Slavie Federal Savings Bank met the criteria for being considered “well-capitalized.”

Insurance of Deposit Accounts.  Deposit accounts in Slavie Federal Savings Bank are insured by the FDIC, generally up to a maximum of $250,000 per separately insured depositor accounts through December 31, 2009.  Slavie Federal Savings Bank’s deposits therefore are subject to FDIC deposit insurance assessments.

The FDIC assesses insurance premiums based on risk, which allows it to tie each financial institution’s deposit insurance premiums to the risk it poses to the deposit insurance fund.  Under the risk-based assessment system, the FDIC evaluates the risk of each financial institution based on its supervisory rating, its financial ratios, and its long-term debt issuer rating.  The rates for nearly all of the financial institution industry vary between five and seven cents for every $100 of domestic deposits.  In 2008, the assessments paid by the Bank were offset by the allocation of $47,000 in credits from the FDIC for prior premiums paid by the Bank.  At December 31, 2008, there was no balance remaining to be allocated against future assessments.

In 2006, the FDIC merged the Bank Insurance Fund (“BIF”) and the Savings Association Insurance Fund (“SAIF”) into a single fund called the Deposit Insurance Fund (“DIF”) in accordance with the Federal Deposit Insurance Reform Act of 2005 (the “Act”).  As a result of a merger, the BIF and the SAIF were abolished.  The merger of the BIF and the SAIF into the DIF does not affect the authority of the Financing Corporation (“FICO”) to impose and collect, with the approval of the FDIC, assessments for anticipated payments, issuance cost and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the Federal Savings and Loan Insurance Corporation.  The bonds issued by the FICO are due to mature in 2017 through 2019.  For the quarter ended December 31, 2008, the annualized FICO assessment was equal to 1.04 basis points for each $100 in domestic deposits maintained at an institution.

The Act established a range of 1.15% to 1.50% within which the FDIC Board of Directors may set the Designated Reserve Ratio (“DRR”). Recent failures have resulted in a decline in the DRR to below 1.15%. Under the Act, the FDIC is required to establish and implement a restoration plan to restore the DRR to 1.15% within five years of the establishment of the plan. The FDIC adopted a final rule effective January 1, 2009, raising current rates uniformly by seven cents per $100 of domestic deposits for the first quarter of 2009 only.  Proposed rates beginning April 1, 2009, range from a minimum initial assessment rate of ten to 45 cents for every $100 of domestic deposits.  We anticipate the FDIC will increase our deposit insurance assessment in the second quarter of 2009 to 16 cents for every $100 of domestic deposits.

In addition to the increase in deposit insurance premiums, on February 27, 2009, the FDIC announced that it plans to impose a 20 basis point special emergency assessment, payable September 30, 2009, and it has the authority to implement an additional 10 basis point premium in any quarter.  Senate Banking Chairman, Christopher Dodd, subsequently introduced legislation in the Senate that would permanently raise the FDIC’s line of credit from Treasury to $100 billion and temporarily increase the borrowing authority to $500 billion until December 31, 2020.  The FDIC pledged to cut the 20 basis point emergency special assessment if Congress approves legislation expanding the agency’s line of credit.

The FDIC may terminate the deposit insurance of any insured depository institution, including Slavie Federal Savings Bank, if it determines after a hearing that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed by an agreement with the FDIC. It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital. If insurance of accounts is terminated, the accounts at the institution at the time of the termination, less subsequent withdrawals, shall continue to be insured for a period of six months to two years, as determined by the FDIC.

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

Federal Home Loan Bank System.  Slavie Federal Savings Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks.  The Federal Home Loan Bank System provides a central credit facility primarily for member institutions.  As a member of the Federal Home Loan Bank of Atlanta, Slavie Federal Savings Bank is required to acquire and hold shares of capital stock in the Federal Home Loan Bank in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its borrowings from the Federal Home Loan Bank, whichever is greater.  As of December 31, 2008, Slavie Federal Savings Bank was in compliance with this requirement.  In the first quarter of 2009, The Federal Home Loan Bank adjusted the membership stock requirement calculation.  The new calculation method uses .18% of our total assets with the addition of 4.50% of any outstanding advances.  The Bank was required to recalculate its membership stock requirement in the first quarter of 2009 based on the new calculation and we have determined that we will need to purchase an additional $12,600 in capital stock.

On March 25, 2009, the Federal Home Loan Bank’s Board of Directors announced that they will not pay a dividend on its membership stock for the fourth quarter of 2008.  An annualized dividend rate of 3.54% was paid in 2008.  We have not accrued interest for a stock dividend in the first quarter of 2009 in anticipation that the Federal Home Loan will not pay a stock dividend in this period primarily doe to the continued volatility in the financial markets.

Federal Reserve System

The Federal Reserve Board regulations require savings banks to maintain non-interest-earning reserves against their transaction accounts, such as negotiable order of withdrawal and regular checking accounts.  At December 31, 2008, Slavie Federal Savings Bank was in compliance with these reserve requirements.

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

The USA Patriot Act

Under the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, commonly referred to as the “Patriot Act”, financial institutions are subject to prohibitions against specified financial transactions and account relationships, as well as enhanced due diligence standards intended to detect, and prevent, the use of the United States financial system for money laundering and terrorist financing activities.  The Patriot Act requires financial institutions, including banks, to establish anti-money laundering programs, including employee training and independent audit requirements, meet minimum standards specified by the Act, follow minimum standards for customer identification and maintenance of customer identification records, and regularly compare customer lists against lists of suspected terrorists, terrorist organizations and money launderers.

The U.S. Treasury Department (“Treasury”) has issued a number of implementing regulations that apply to various requirements of the Patriot Act to financial institutions such as Slavie Federal Savings Bank.  Those regulations impose new obligations on financial institutions to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing.

Failure of a financial institution to comply with the Patriot Act’s requirements could have serious legal and reputational consequences for the institution.  We have adopted appropriate policies, procedures and controls to address compliance with the requirements of the Patriot Act under the existing regulations and will continue to revise and update our policies, procedures and controls to reflect changes required by the Patriot Act and Treasury’s regulations.

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

Waivers of Dividends by Slavie Bancorp, MHC.  Office of Thrift Supervision regulations require Slavie Bancorp, MHC to notify the Office of Thrift Supervision of any proposed waiver of its receipt of dividends from SFSB, Inc.  The Office of Thrift Supervision reviews dividend waiver notices on a case-by-case basis, and, in general, does not object to any such waiver if: (1) the mutual holding company’s board of directors determines that such waiver is consistent with such directors’ fiduciary duties to the mutual holding company’s members; (2) for as long as the savings bank subsidiary is controlled by the mutual holding company, the dollar amount of dividends waived by the mutual holding company is considered as a restriction on the retained earnings of the savings bank, which restriction, if material, is disclosed in the public financial statements of the savings bank as a note to the financial statements; (3) the amount of any dividend waived by the mutual holding company is available for declaration as a dividend solely to the mutual holding company, and, in accordance with SFAS 5, where the savings bank determines that the payment of such dividend to the mutual holding company is probable, an appropriate dollar amount is recorded as a liability; and (4) the amount of any waived dividend is considered as having been paid by the savings bank in evaluating any proposed dividend under Office of Thrift Supervision capital distribution regulations.  We anticipate that Slavie Bancorp, MHC will waive dividends paid by SFSB, Inc.  SFSB, Inc. did not  declare any dividends in 2008 or 2007.

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

FORWARD LOOKING STATEMENTS

Some of the matters discussed in this annual report and in the annual report to stockholders incorporated herein by reference, including under the captions “Business of SFSB, Inc.,” “Business of Slavie Federal Savings Bank,” “Risk Factors,” “Management’s Discussion And Analysis Of Financial Condition And Results Of Operations” and elsewhere include forward-looking statements.  These forward-looking statements include statements regarding the development and introduction of new products and services, the allowance for loan losses, repayment of impaired loans, improvement in the value of the Shay AMF Ultra Short Mortgage Fund, retention of maturing certificates of deposit, liquidity management and the establishment of a liquidity plan in a distressed financial environment, funding of unused lines of credit, the impact on us of weakening economic conditions, potential increases in foreclosure rates, our holding of mortgage-backed securities, impact of recent housing market turmoil on our investment portfolio, sources of revenues or income, deposit retention and growth, capture of deposits from bank consolidation run-off, underwriting standards, cross-selling opportunities, interest rate sensitivity, loan mix and growth, growth strategy, expected recovery of the carrying amount of real estate in connection with foreclosed property, future additional branches, potential payment of dividends and Slavie Bancorp MHC’s waiver of its receipt of dividends, market risk and management of market risk, the expectation of increasing the volume of loans sold to the secondary market and financial and other goals.  Forward-looking statements often use words such as “believe,” “expect,” “plan,” “may,” “will,” “should,” “project,” “contemplate,” “anticipate,” “forecast,” “intend,” or other words of similar meaning.  You can also identify them by the fact that they do not relate strictly to historical or current facts.  When you read a forward-looking statement, you should keep in mind the risk factors described below and any other information contained in and incorporated into this annual report which identifies a risk or uncertainty.  SFSB, Inc.’s actual results and the actual outcome of SFSB, Inc.’s expectations and strategies could be different from that described in this annual report or the information incorporated into this annual report because of these risks and uncertainties and you should not put undue reliance on any forward-looking statements.  All forward-looking statements speak only as of the date of this filing, and SFSB, Inc. undertakes no obligation to make any revisions to the forward-looking statements to reflect events or circumstances after the date of this filing or to reflect the occurrence of unanticipated events.

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

Our financial results may be adversely affected by changes in prevailing economic conditions, including decreases in real estate values, changes in interest rates which may cause a decrease in interest rate spreads, adverse employment conditions, the monetary and fiscal policies of the federal government and other significant external events.  Because most of our loan portfolio is comprised of real estate related loans, continued decreases in real estate values could adversely affect the value of property used as collateral.  Although we have been required to write-down a portion of our investment portfolio in this regard, our business has not been impacted by recent adverse economic changes due to our strict underwriting standards; however, further adverse changes in the economy may have a negative effect on the ability of our borrowers to make timely repayments of their loans, which would increase the level of nonperforming loans and charge-offs, reduce loan demand and deposit growth, and otherwise, have an adverse impact on our earnings.

  Additionally, if economic conditions in our market areas deteriorate, or there is significant volatility or weakness in the economy or any significant sector of our market area’s economy, our ability to develop our business relationships may be diminished and loan demand may be reduced.  Although lending trends were positive in 2008 increasing 12% from 2007 to 2008 for banks headquartered in Maryland overall, and we were able to increase our lending during the past year as well, there can be no assurance that this trend will continue or will not reverse if economic conditions continue to deteriorate.

Because Slavie Federal Savings Bank Currently Serves a Limited Market Area, We Could be More Adversely Affected by an Economic Downturn in Our Market Area Than Our Larger Competitors Which are More Geographically Diverse.

Currently, our primary market area is limited to Baltimore City, Baltimore County and Harford County, Maryland.  If these areas or the Baltimore metropolitan area generally suffers an economic downturn, our business and financial condition may be severely affected.  Overall, during 2008, the business environment negatively impacted many businesses and households in the United States and worldwide.  Although the economic decline has not impacted our target markets as severely as [some] other areas of the United States, it has caused an increase in unemployment and business failures and a decline in property values.  As a result, if our market area continues to suffer an economic downturn, it may more severely affect our business and financial condition than it affects larger bank competitors.  Our larger competitors serve a more geographically diverse market area, parts of which may not be affected by the same economic conditions that exist in our primary market area.  Further, unexpected changes in the national and local economy may adversely affect our ability to attract deposits and to make loans.  Such risks are beyond our control and may have a material adverse effect on our financial condition and results of operations and, in turn, the value of our securities.

 If U.S. Credit Markets and Economic Conditions Continue to Deteriorate, Our Liquidity Could be Adversely Affected.

Our liquidity may be adversely affected by the current environment of economic uncertainty reducing business activity as a result of, among other factors, disruptions in the financial system in the recent past.  Dramatic declines in the housing market during the past year, with falling real estate prices and increased foreclosures and rising unemployment resulting in increased loan defaults, have resulted in significant asset value write-downs by financial institutions, including government-sponsored entities and investment banks.  These investment write-downs have caused financial institutions to seek additional capital.  Should we experience a substantial deterioration in our financial condition or should disruptions in the financial markets restrict our funding, it would negatively impact our liquidity.

We Operate in a Highly Regulated Environment and May be Adversely Affected by Changes in Laws and Regulations.

We are subject to extensive regulation, supervision and examination by the Office of Thrift Supervision, our chartering authority, and by the FDIC, as insurer of deposits.  Such regulation and supervision govern the activities in which a financial institution and its holding company may engage and are intended primarily for the protection of the insurance fund and depositors as opposed to stockholders.  Regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the imposition of restrictions on the operation of an institution, the classification of assets by the institution and the adequacy of an institution’s allowance for loan losses.  Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, or legislation, may have a material impact on our operations.

We cannot predict the impact of recently enacted legislation, in particular the Emergency Economic Stabilization Act of 2008 and its implementing regulations, and actions by the FDIC, cannot be predicted at this time.

On October 3, 2008, President Bush signed into law the Emergency Economic Stabilization Act of 2008 (“EESA”).  The legislation was the result of a proposal by Treasury Secretary Henry Paulson to the U.S. Congress in response to the financial crises affecting the banking system and financial markets.  EESA increases the amount of deposits insured by the FDIC to $250,000.  On October 14, 2008, the FDIC announced a new program — the Temporary Liquidity Guarantee Program that provides unlimited deposit insurance on funds in noninterest-bearing transaction deposit accounts not otherwise covered by the existing deposit insurance limit of $250,000.  All eligible institutions were covered under the program until December 5, 2008 without incurring any costs, and institutions that desire to opt out of this coverage were required to do so prior to such date.  After the initial period, participating institutions will be assessed a 10 basis point surcharge on the additional insured deposits.  We elected not to participate in the Temporary Liquidity Guarantee Program.  Additionally, the behavior of depositors in regard to the level of FDIC insurance could cause our existing customers to reduce the amount of deposits held at the Bank, and could cause new customers to open deposit accounts at the Bank. The level and composition of the Bank’s deposit portfolio directly impacts the Bank’s funding cost and net interest margin.

EESA also created the TARP program.  TARP gave Treasury authority to deploy up to $700 billion into the financial system with an objective of improving liquidity in capital markets.  As discussed above, we have applied to participate in TARP.  As discussed above, if we participate the terms of this preferred stock program could reduce investment returns to our current stockholders by restricting dividends to common stockholders, preventing us from repurchasing outstanding shares of common stock, diluting existing stockholders’ interests, and restricting capital management practices.  Further, we cannot ensure that additional restrictions will not be imposed on participating companies at a later date or that any such restrictions would not have a material adverse affect on our operations, revenues, income and financial condition.

Rising Interest Rates May Hurt Our Profits and Assets Value.

Interest rates are still at historically low levels.  As a result of low interest rates, we have experienced strong demand for fixed rate loans, and as of December 31, 2008, $133,692,000, or 84.99%, of our loans had fixed rates.  If interest rates rise, our net interest income and the value of our assets likely would be reduced because the interest paid on interest-bearing liabilities, such as deposits and borrowings, would increase more quickly than interest received on interest-earning assets, such as loans and investments.  Our interest rate spread (the difference between the average yield earned on our interest-earning assets and the average rate paid on our interest-bearing liabilities) was 2.10% for the year ended December 31, 2008 compared to 1.51% for the year ended December 31, 2007.  Our net interest margin (net interest income as a percentage of average interest-earning assets) was 2.47% for the year ended December 31, 2008 compared to 1.99% for the year ended December 31, 2007.  If interest rates rise, our interest rate spread and net interest margin could be compressed, which would have a negative effect on our profitability.

Changes in interest rates also affect the value of our interest-earning assets.  According to Office of Thrift Supervision calculations, as of December 31, 2008, if interest rates increase by 1%, the net value of our assets (our net portfolio value) will decrease by 1%.  If interest rates increase by 2%, the net value of our assets (our net portfolio value) will decrease by 12%.  For further discussion of how changes in interest rates could impact us, see “Management’s Discussion and Analysis of Results of Operations and Financial Condition – Management of Market Risk” in our Annual Report to Stockholders.

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

We are particularly susceptible to this risk because a large portion of our loans are of relatively recent origin due to our growth over the past seven years.  In general, loans do not begin to show signs of credit deterioration or default until they have been outstanding for some period of time, a process we refer to as “seasoning.”  As a result, a portfolio of older loans will usually behave more predictably than a newer portfolio.  Because a large portion of our loan portfolio is relatively new, the current level of delinquencies and defaults may not be representative of the level that will prevail when the portfolio becomes more seasoned, which may be higher than current levels.  If delinquencies and defaults increase, we may be required to increase our provision for loan losses.

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

Item 1B.  Unresolved Staff Comments

Not applicable.

Item 2.  Properties

We conduct our business through our main office and one branch office.  The net book value of our premises, land and equipment was $4,979,000 at December 31, 2008.  The following table provides certain information with respect to our offices as of December 31, 2008:

Location	Leased or Owned	Year Acquired or Leased	Net Book Value of Property and Leasehold Improvements	Deposits at December 31, 2008
(Dollars in Thousands)

Main Office	Owned	2001	$4,716	$31,162
1614 Churchville Road
Bel Air, MD 21015

Branch Office	Owned	1976	$263	$92,041
3700 East Northern Pkwy
Baltimore, MD 21206

Item 3.  Legal Proceedings

From time to time we may be involved in litigation relating to claims arising out of the ordinary course of our business.  At December 31, 2008, we were not involved in any legal proceedings the outcome of which, in management’s opinion, would be material to our financial condition or results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders

No matter was submitted during the fourth quarter of the year ended December 31, 2008 to a vote of security holders of SFSB, Inc.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock

As of March 25, 2009, the number of holders of record of SFSB, Inc.’s common stock was approximately 135.  SFSB, Inc.’s common stock is traded on the Over the Counter Bulletin Board (“OTCBB”) under the symbol “SFBI.OB.”

The following table reflects the high and low sales information as reported on the OTCBB for the periods presented. Quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not represent actual transactions.

	2008 Bid Price Range		2007 Bid Price Range
Quarter	High	Low	High	Low
1st	$8.25	$6.50	$9.80	$9.15
2nd	7.00	6.90	9.80	8.75
3rd	7.00	6.25	9.25	7.50
4th	6.45	5.80	8.65	8.10

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

Stock Repurchases

On November 18, 2005, SFSB, Inc.’s board of directors adopted a stock repurchase program to acquire up to 53,561 shares, or approximately 4% of its outstanding common stock held by persons other than Slavie Bancorp, MHC.  SFSB, Inc’s board of directors approved additional repurchases of up to an additional 66,951 shares on May 1, 2006, 62,334 shares on August 6, 2007, 59,052 shares on February 19, 2008, 59,022 on July 21, 2008 and 53,552 on December 15, 2008, in each case constituting approximately 5% of its outstanding common stock held by persons other than Slavie Bancorp, MHC at such time.  Stock purchases are made from time to time in the open market at the discretion of the management.  Any share repurchases under the repurchase program are dependent upon market conditions and other applicable legal requirements and must be undertaken within a 12-month period of the board’s authorization.  As of December 31, 2008, SFSB, Inc. had repurchased 300,920 shares on the open market at an average cost of $8.22 per share to fund a stock-based compensation plan.  In accordance with the terms of the stock repurchase program, SFSB, Inc. is currently authorized to purchase an additional 18,555 shares before December 15, 2009.

The table below summarizes our repurchases of equity securities during the fourth quarter of 2008.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plan or Programs

October 1-31, 2008	0	n/a	0	46,441

November 1-30, 2008	33,000	$6.50	33,000	13,441

December 1-31, 2008	13,440	$6.50	13,440	53,553

Total Fourth Quarter	46,440	$6.50	46,440	53,553

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

Item 9A.  Controls and Procedures

As of the end of the period covered by this annual report on Form 10-K, SFSB, Inc.’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of SFSB, Inc.’s disclosure controls and procedures.  Based upon that evaluation, SFSB, Inc.’s Chief Executive Officer and Chief Financial Officer concluded that SFSB, Inc.’s disclosure controls and procedures are effective as of December 31, 2008.  Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by SFSB, Inc. in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

In addition, there were no changes in SFSB, Inc.’s internal control over financial reporting (as defined in Rule 13a-15 or Rule 15d-15 under the Securities Act of 1934, as amended) during the quarter ended December 31, 2008, that have materially affected, or are reasonably likely to materially affect, SFSB, Inc.’s internal control over financial reporting.

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

Management has conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008, utilizing the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2008 is effective.

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

The remaining information required by this Item 10 is incorporated by reference from the information appearing under the captions “Election of Directors,” “Board Meetings and Committees,” “Executive Compensation – Information Regarding Executive Officers Who are Not Directors and Key Employees” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement for the 2009 Annual Meeting of Stockholders of SFSB, Inc.

Item 11.  Executive Compensation

The information required by this Item 11 is incorporated by reference from the information appearing under the captions “Executive Compensation” and “Director Compensation” in the Proxy Statement for the 2009 Annual Meeting of Stockholders of SFSB, Inc.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 is incorporated by reference from the information appearing under the captions “Security Ownership of Management and Certain Security Holders” in the Proxy Statement for the 2009 Annual Meeting of Stockholders of SFSB, Inc.

 Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated by reference from the information appearing under the captions “Election of Directors” and “Certain Relationships and Related Transactions” in the Proxy Statement for the 2009 Annual Meeting of Stockholders of SFSB, Inc.

Item 14.  Principal Accounting Fees and Services

Audit and Non-Audit Fees

The following table presents fees for professional audit services rendered by Beard Miller Company LLP for the audit of SFSB, Inc.’s annual consolidated financial statements for the years ended December 31, 2008 and December 31, 2007, and fees billed for other services rendered by Beard Miller Company LLP during those periods.

	Years Ended December 31,
	2008	2007

Audit Fees(1)	$66,500	$53,904
Audit Related Fees(2)	2,245	400
Tax Fees(3)	6,750	9,946
All Other Fees	-	-
Total	$75,495	$64,250

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

(a)(3)       Exhibits.

Exhibit No.	Description of Exhibits

2*	Slavie Federal Savings Bank Second Amended and Restated Plan of Reorganization from a Mutual Savings Bank to a Mutual Holding Company and Stock Issuance Plan

3.1*	Federal Stock Charter of SFSB, Inc.

3.2+	Amended and Restated Bylaws of SFSB, Inc.

4*	Form of Common Stock certificate of SFSB, Inc.

4.1@	Advances and Security Agreement between Slavie Federal Savings Bank and the Federal Home Loan Bank of Atlanta

10.1*	Form of Employee Stock Ownership Plan, as amended

10.2**	Loan Documents relating to Employee Stock Ownership Plan

10.3	Terms of Employment Arrangement between Slavie Federal Savings Bank and Philip E. Logan

10.4	Terms of Employment Arrangement between Slavie Federal Savings Bank and Charles E. Wagner, Jr.

10.5	Terms of Employment Arrangement between Slavie Federal Savings Bank and Sophie Torin Wittelsberger

10.8#	Terms of Retirement Benefit Paid to Former President Roger Schueler

10.9##	Form of 2005 Stock Option Plan

10.10##	Form of 2005 Recognition and Retention Plan

10.11##	Form of Employee Stock Option Agreement

10.12##	Form of Director Stock Option Agreement

10.13##	SFSB, Inc. and Slavie Federal Savings Bank Director Compensation Policy

10.14###	Form of Restricted Stock Agreement

13	Annual Report to Stockholders

21@	Subsidiaries of Registrant

23.1	Consent of Beard Miller Company LLP

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

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

The exhibit which is denominated with one plus sign (+) was previously filed by SFSB, Inc. as a part of, and is hereby incorporated by reference from, SFSB, Inc.’s Current Report on Form 8-K filed on August 6, 2008.

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
Date : March 26, 2009
	By:	/s/ Philip E. Logan
Philip E. Logan
President, Chairman & CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Philip E. Logan	President, CEO, Chairman and	March 26, 2009
Philip E. Logan	Principal Executive Officer;
Director

	Vice President and Chief	March 26, 2009
/s/ Sophie T. Wittelsberger	Financial Officer, Principal
Sophie T. Wittelsberger	Financial Officer and Principal
Accounting Officer

/s/ J. Benson Brown	Director	March 25, 2009
J. Benson Brown

/s/ Thomas J. Drechsler	Director	March 26, 2009
Thomas J. Drechsler

/s/ Robert M. Stahl, IV	Director	March 26, 2009
Robert M. Stahl, IV

/s/ James D. Wise	Director	March 25, 2009
James D. Wise

/s/ Charles E. Wagner, Jr.	Executive Vice President and	March 26, 2009
Charles E. Wagner, Jr.	Secretary; Director

EXHIBIT INDEX

2*	Slavie Federal Savings Bank Second Amended and Restated Plan of Reorganization from a Mutual Savings Bank to a Mutual Holding Company and Stock Issuance Plan

3.1*	Federal Stock Charter of SFSB, Inc.

3.2+	Amended and Restated Bylaws of SFSB, Inc.

4*	Form of Common Stock certificate of SFSB, Inc.

4.1@	Advances and Security Agreement between Slavie Federal Savings Bank and the Federal Home Loan Bank of Atlanta

10.1*	Form of Employee Stock Ownership Plan, as amended

10.2**	Loan Documents relating to Employee Stock Ownership Plan

10.3	Terms of Employment Arrangement between Slavie Federal Savings Bank and Philip E. Logan

10.4	Terms of Employment Arrangement between Slavie Federal Savings Bank and Charles E. Wagner, Jr.

10.5	Terms of Employment Arrangement between Slavie Federal Savings Bank and Sophie Torin Wittelsberger

10.8#	Terms of Retirement Benefit Paid to Former President Roger Schueler

10.9##	Form of 2005 Stock Option Plan

10.10##	Form of 2005 Recognition and Retention Plan

10.11##	Form of Employee Stock Option Agreement

10.12##	Form of Director Stock Option Agreement

10.13##	SFSB, Inc. and Slavie Federal Savings Bank Director Compensation Policy

10.14###	Form of Restricted Stock Agreement

13	Annual Report to Stockholders

21@	Subsidiaries of Registrant

23.1	Consent of Beard Miller Company LLP

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

The exhibits which are denominated with one asterisk (*) were previously filed by SFSB, Inc. as a part of, and are hereby incorporated by reference from, SFSB, Inc.’s Registration Statement on Form SB-2, as amended, under the Securities Act of 1933, Registration Number 333-119128.

The exhibit which is denominated with one plus sign (+) was previously filed by SFSB, Inc. as a part of, and is hereby incorporated by reference from, SFSB, Inc.’s Current Report on Form 8-K filed on August 6, 2008.

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