Form 10-Q
period 2009-03-31
SFSB, Inc.
filed 2009-05-15
CIK 1303026

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________to_________

Commission file number: 000-51037

SFSB, INC.
(Exact name of registrant as specified in its charter)

United States	20-2077715
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1614 East Churchville Road, Bel Air, Maryland  21015
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
Yes ☑                                           No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐                                           No  ☐

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

As of May 13, 2009, there were 2,672,652 shares of the issuer’s Common Stock, par value $0.01 per share, outstanding.

TABLE OF CONTENTS

Item	Description	Page

PART I
1	Financial Statements (Unaudited)
	Consolidated Statements of Financial Condition	2
	Consolidated Statements of Operations	3
	Consolidated Statements of Comprehensive Income (Loss)	4
	Consolidated Statements of Cash Flows	5
	Notes to Consolidated Financial Statements	6-10
2	Management’s Discussion and Analysis of Financial Condition and Results of
	Operations	11
3	Quantitative and Qualitative Disclosures about Market Risk	28
4T	Controls and Procedures	28

PART II
1	Legal Proceedings	29
1A	Risk Factors	29
2	Unregistered Sales of Equity Securities and Use of Proceeds	29
3	Defaults upon Senior Securities	30
4	Submission of Matters to a Vote of Securities Holders	30
5	Other Information	30
6	Exhibit Index	30
	Signatures	31
	Exhibits	32

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
SFSB, Inc.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)

	March 31, 2009	December 31, 2008
	(Dollars in thousands, except per share data)
ASSETS
Cash and due from banks	$2,633	$1,622
Federal funds sold	3,869	2,234
Cash and cash equivalents	6,502	3,856

Investment securities - available for sale	6,529	7,040
Mortgage backed securities - held to maturity (fair value of
2009 $1,331; 2008 $1,525)	1,321	1,552
Loans receivable - net of allowance for loan losses of
2009 $1,205; 2008 $1,149	160,369	157,309
Foreclosed real estate	1,096	1,096
Federal Home Loan Bank of Atlanta stock, at cost	1,912	1,899
Premises and equipment, net	4,966	4,979
Accrued interest receivable	649	648
Other assets	503	503
Total assets	$183,847	$178,882

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities
Deposits	$128,358	$123,203
Checks outstanding in excess of bank balance	19	333
Short term borrowings	10,300	10,300
Long term borrowings	25,000	25,000
Advance payments by borrowers for taxes and insurance	1,093	369
Other liabilities	240	540
Total liabilities	165,010	159,745

Stockholders’ Equity
Preferred stock, no par value, 1,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, par value $.01, 9,000,000 shares authorized,
2,975,625 shares issued at March 31, 2009,
and December 31, 2008, and 2,672,652 and 2,707,652
shares outstanding at March 31, 2009 and
December 31, 2008, respectively	30	30
Additional paid-in capital	12,886	12,864
Retained earnings (substantially restricted)	9,180	9,343
Unearned Employee Stock Ownership Plan shares	(918)	(933)
Treasury Stock at cost, March 31, 2009, 302,973 shares
and December 31, 2008, 267,973 shares	(2,341)	(2,167)
Total stockholders’ equity	18,837	19,137
Total liabilities and stockholders’ equity	$183,847	$178,882

See notes to consolidated financial statements.

SFSB, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended
	March 31,
	2009	2008
	(Dollars in thousands, except for per share data)
Interest and fees on loans	$2,326	$2,225
Interest and dividends on investment securities	73	127
Interest on mortgage backed securities	13	24
Other interest income	-	36

Total interest income	2,412	2,412

Interest on deposits	1,042	1,176
Interest on short-term borrowings	16	67
Interest on long-term borrowings	247	268

Total interest expense	1,305	1,511

Net interest income	1,107	901
Provision for loan losses	51	36
Net interest income after provision for loan losses	1,056	865

Non- interest (loss) income
Impairment charge on investment securities	(261)	-
Rental income	36	42
Other income	57	41
Total non-interest (loss) income	(168)	83

Non-interest expenses
Compensation and other related expenses	470	484
Occupancy expense	98	97
Advertising expense	53	54
Service bureau expense	61	47
Furniture, fixtures and equipment	31	31
Telephone, postage and delivery	23	21
Professional fees	73	26
OTS assessment	14	14
FDIC assessment	26	3
Other expenses	128	105

Total non-interest expenses	977	882

(Loss) Income before income tax provision	(89)	66
Income tax provision	74	24

Net (loss) income	$(163)	$42
Basic and Diluted (Loss) Earnings per Share	$(0.06)	$0.02

See notes to consolidated financial statements.

SFSB, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended
	March 31,
	2009	2008
	(Dollars in thousands)

Net (loss) income	$(163)	$42

Net unrealized loss on securities
Available for sale during the period
(net of taxes of $(103) and $(37) prior to
valuation allowance)	(158)	(56)

Securities impairment loss reclassification
into Statement of Operations during the period	158	-

Other Comprehensive Income (Loss)	-	(56)

Total Comprehensive Loss	$(163)	$(14)

See notes to consolidated financial statements.

SFSB, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
	March 31,
	2009	2008
	(Dollars in thousands)
Cash Flows From Operating Activities
Net (loss) income	$(163)	$42
Adjustments to Reconcile Net (Loss) Income to Net Cash
Used in Operating Activities:
Non-cash compensation under stock based compensation plans
and Employee Stock Ownership Plan	37	41
Net amortization of premiums and discounts of
mortgage backed securities	3	2
Amortization of deferred loan fees	(72)	(34)
Provision for loan losses	51	36
Impairment charge on investment securities	261	-
Loans originated for sale	(310)	(430)
Proceeds from loans sold	310	430
Provision for depreciation	51	58
Increase in accrued interest receivable and other assets	(1)	(39)
Decrease in other liabilities	(300)	(317)
Net Cash Used in Operating Activities	(133)	(211)

Cash Flows from Investing Activities
Purchase of available for sale investment securities	-	(104)
Proceeds from redemption of available for sale investment securities	250	-
Proceeds from redemption of held to maturity investment securities	-	1,000
Net increase in loans originated	(3,039)	(3,403)
Purchase of loans	-	(134)
Principal collected on mortgage backed securities	228	184
Purchase of Federal Home Loan Bank of Atlanta stock	(13)	(23)
Redemption of Federal Home Loan Bank of Atlanta stock	-	3
Purchase of premises and equipment	(38)	(22)
Net Cash Used in Investing Activities	(2,612)	(2,499)

Cash Flows from Financing Activities
Net increase in deposits	5,155	3,605
Decrease in checks outstanding in excess of bank balance	(314)	(1,077)
Increase in advance payments by borrowers for taxes and insurance	724	718
Purchase of treasury stock	(174)	-
Net Cash Provided by Financing Activities	5,391	3,246

Increase in cash and cash equivalents	2,646	536
Cash and cash equivalents at beginning of period	3,856	1,277
Cash and cash equivalents at end of period	$6,502	$1,813

Supplemental Disclosures of Cash Flows Information:
Income taxes paid	$143	$133
Interest expense paid	$1,312	$1,519

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

Slavie Bancorp, MHC, a mutual holding company whose activity is not included in the accompanying consolidated financial statements, owns 61.23% and 60.44% of the outstanding common stock of the Company as of March 31, 2009, and December 31, 2008, respectively.

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

The foregoing unaudited consolidated financial statements in the opinion of management include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation thereof.  These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.  The results of operations for the three months ended March 31, 2009, are not necessarily indicative of the results that may be expected for the full year.

Note 3 – Earnings (Loss) Per Share

            Basic (loss) earnings per share is computed by dividing net (loss) income by the weighted average number of common shares outstanding for the appropriate period. Unearned Employee Stock Ownership Plan (“ESOP”) shares are not included in outstanding shares. Diluted (loss) earnings per share is computed by dividing net (loss) income by the weighted average shares outstanding as adjusted for the dilutive effect of outstanding stock options and unvested stock awards. Potential common shares related to stock options and unvested stock awards are determined based on the “treasury stock” method. There are 94,541 and 30,214 anti-dilutive shares at March 31, 2009 and 2008, respectively. Information related to the calculation of (loss) earnings per share is summarized for the three months ended March 31 as follows:

(In thousands, except per share data)
	March 31
	2009	2008
Net (loss) income	$(163)	$42

Weighted average common shares outstanding	2,588	2,716

Dilutive securities:
Stock options	-	-
Unvested Stock Awards	-	-
Adjusted weighted average shares	2,588	2,716
Per share amount	$(0.06)	$0.02

Note 4 – Investment Securities – Available for Sale

We purchased the Shay Asset Management Fund (AMF) Ultra Short Mortgage Fund, consisting primarily of short-term adjustable rate mortgage securities, to control our interest rate risk and to generate interest income.  We purchased the mutual fund incrementally between 2001 and 2003.  As of March 31, 2009, the mutual fund has a fair value of $6,529,000.  Management has identified the Shay AMF Ultra Short Mortgage Fund as an impaired asset, meaning that the fair value is below the cost of the investment and these securities available for sale are carried at fair value.  At the end of the third quarter of 2008, management identified the Shay AMF Ultra Short Mortgage Fund as being other-than-temporarily impaired and we realized an impairment loss of $2,477,000 on these securities in 2008.  We realized an additional impairment loss of $261,000 during the quarter ended March 31, 2009.  The write-down is a result of declines in pricing levels differing from those existing at the time of the purchase of the fund due to the deterioration of the underlying collateral portfolio.  The mutual fund has no stated maturity date.

Note 5 – Regulatory Capital Requirements

At March 31, 2009, the Bank met each of the three minimum regulatory capital requirements.  The following table summarizes the Bank’s regulatory capital position at March 31, 2009, and December 31, 2008.

					Minimum
					To Be Well
			Minimum		Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provision
	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)
March 31, 2009
Tangible (1)	$14,705	7.99%	$2,759	1.50%	N/A	N/A
Tier I risk-based (2)	14,705	12.71%	N/A	N/A	$6,941	6.00%
Core (leverage) (1)	14,705	7.99%	7,358	4.00%	9,197	5.00%
Total risk-based (2)	15,910	13.75%	9,254	8.00%	11,568	10.00%

December 31, 2008
Tangible (1)	$14,866	8.28%	$2,693	1.50%	N/A	N/A
Tier I risk-based (2)	14,866	13.14%	N/A	N/A	$6,791	6.00%
Core (leverage) (1)	14,866	8.28%	7,181	4.00%	8,977	5.00%
Total risk-based (2)	16,015	14.15%	9,054	8.00%	11,318	10.00%

(1) To adjusted total assets.
(2) To risk-weighted assets.

Note 6 - Stock-Based Compensation

The compensation cost charged against income for stock-based compensation plans, excluding ESOP, was $30,000 for each of the three months ended March 31, 2009 and 2008.  The total income tax benefit recognized was $8,000 for each of the three months ended March 31, 2009 and 2008.

Note 7 – Fair Values for Financial Instruments

FASB Statement No. 157, Fair Value Measurements (“SFAS 157”) defines fair value, establishes a framework for measuring fair value under Generally Accepted Accounting Principles, and expands disclosures about fair value measurements.  SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements.  The Company adopted SFAS 157 effective for its fiscal year beginning January 1, 2008.  The primary effect of SFAS 157 on the Company was to expand the required disclosures pertaining to the methods used to determine fair values.

SFAS 157 establishes a fair value hierarchy that prioritizes the inputs to valuation methods used to measure fair value.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement).

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

Level 3:  Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported with little or no market activity).

An asset or liability’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2009, and December 31, 2008, are as follows:

March 31, 2009:	Balance	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
	(Dollars in thousands)
Securities available for sale	$6,529	$6,529	$-	$-

December 31, 2008:
	(Dollars in thousands)
Securities available for sale	$7,040	$7,040	$-	$-

The following valuation technique was used to measure the fair value of assets in the table above on a recurring basis as of March 31, 2009, and December 31, 2008.

Available for sale securities – The fair value of available for sale investment securities was based on available market pricing for the securities.

The following valuation technique was used to measure the fair value of an impaired loan on a non-recurring basis as of March 31, 2009, and December 31, 2008.

Impaired Loans – Impaired loans are those that are accounted for under FASB Statement No. 114, Accounting by Creditors for Impairment of a Loan (“SFAS 114”), in which the Company has measured impairment generally based on the fair value of the loan’s collateral.  Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds.  These assets are included as Level 3 fair value, based upon the lowest level of input that is significant to the fair value measurements.  The fair value consisted of a loan balance of $100,000, net of a valuation allowance of $100,000, for a Level 3 value of $0.

Note 8 – Income Tax Provision

The provision for income taxes was $74,000 and $24,000 for the three months ended March 31, 2009 and 2008, respectively.  We calculated a provision for income taxes even though we show a loss before income taxes of $89,000 for the three months ended March 31, 2009, because the impairment loss on our investments of $261,000 is treated as a capital loss and resulted in a deferred tax asset with a valuation allowance in the tax provision computation.  We would only be able to recognize a tax benefit for the quarter ended March 31, 2009, if we have a feasible plan implemented to generate capital gains to offset the capital losses.  A full valuation allowance was recorded on the tax benefit attributable to the investment loss due to our uncertain ability to generate sufficient capital gains to utilize the capital loss.

Note 9 - Recent Accounting Pronouncements

In April 2009, the FASB issued FASB Staff Position (FSP) No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions that are not Orderly (FSP FAS 157-4).  FASB Statement 157, Fair Value Measurements, defines fair value as the price that would be received to sell the asset or transfer the liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions.   FSP FAS 157-4 provides additional guidance on determining when the volume and level of activity for the asset or liability has significantly decreased.  The FSP also includes guidance on identifying circumstances when a transaction may not be considered orderly.

FSP FAS 157-4 provides a list of factors that a reporting entity should evaluate to determine whether there has been a significant decrease in the volume and level of activity for the asset or liability in relation to normal market activity for the asset or liability.  When the reporting entity concludes there has been a significant decrease in the volume and level of activity for the asset or liability, further analysis of the information from that market is needed and significant adjustments to the related prices may be necessary to estimate fair value in accordance with SFAS 157.

This FSP clarifies that when there has been a significant decrease in the volume and level of activity for the asset or liability, some transactions may not be orderly. In those situations, the entity must evaluate the weight of the evidence to determine whether the transaction is orderly.  The FSP provides a list of circumstances that may indicate that a transaction is not orderly.  A transaction price that is not associated with an orderly transaction is given little, if any, weight when estimating fair value.

This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  The Company is currently assessing the impact of FSP FAS 157-4 on its consolidated financial position and results of operations.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (FSP FAS 115-2 and FAS 124-2).  FSP FAS 115-2 and FAS 124-2 clarify the interaction of the factors that should be considered when determining whether a debt security is other-than-temporarily impaired.  For debt securities, management must assess whether (a) it has the intent to sell the security and (b) it is more likely than not that it will be required to sell the security prior to its anticipated recovery. These steps are done before assessing whether the entity will recover the cost basis of the investment.  Previously, this assessment required management to assert it has both the intent and the ability to hold a security for a period of time sufficient to allow for an anticipated recovery in fair value to avoid recognizing an other-than-temporary impairment.  This change does not affect the need to forecast recovery of the value of the security through either cash flows or market price.

In instances when a determination is made that an other-than-temporary impairment exists but the investor does not intend to sell the debt security and it is more likely than not that it will be required to sell the debt security prior to its anticipated recovery, FSP FAS 115-2 and FAS 124-2 changes the presentation and amount of the other-than-temporary impairment recognized in the income statement.  The other-than-temporary impairment is separated into (a) the amount of the total other-than-temporary impairment related to a decrease in cash flows expected to be collected from the debt security (the credit loss) and (b) the amount of the total other-than-temporary impairment related to all other factors.  The amount of the total other-than-temporary impairment related to the credit loss is recognized in earnings.   The amount of the total other-than-temporary impairment related to all other factors is recognized in other comprehensive income.

This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  The Company is currently assessing the impact of FSP FAS 115-2 and FAS 124-2 on its consolidated financial position and results of operations.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (FSP FAS 107-1 and APB 28-1).  FSP FAS 107-1 and APB 28-1 amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements.  This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods.

This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  The Company is currently assessing the impact of FSP FAS 107-1 and APB 28-1 on its consolidated financial position and results of operations.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

Some of the matters discussed below include forward-looking statements within the meaning of the federal securities laws.  Forward-looking statements often use words such as “believe,” “expect,” “plan,” “may,” “will,” “should,” “project,” “contemplate,” “anticipate,” “forecast,” “intend” or other words of similar meaning.  You can also identify them by the fact that they do not relate strictly to historical or current facts.  Our actual results and the actual outcome of our expectations and strategies could be materially different from those anticipated or estimated for the reasons discussed below and the reasons under the heading “Information Regarding Forward-Looking Statements.”

Overview

We incurred a net loss of $163,000 for the three months ended March 31, 2009, as compared to net income of $42,000 for the same period in 2008.  This decline was primarily due to a non-cash charge to earnings of $261,000 as a result of an other-than-temporary impairment in the value of the AMF Ultra Short Mortgage Fund held in our investment portfolio.  This impairment loss is the primary reason for the decrease of $205,000, or 488.10%, in net income (loss) during the three-month period compared to the same period in 2008, as well as for the decrease in non-interest income of $251,000, or 302.41%, during the period.  The decline in earnings is also the result of an increase of $95,000, or 10.77%, in non-interest expenses, primarily as a result of increases in professional fees related to an increase in accounting fees, our FDIC assessment and an increase in other expenses related to an increase in the cost to provide additional electronic delivery channels to our customers, including an upgrade to our internet banking system and the addition of remote deposit for commercial accountholders and check imaging services for checking accountholders (with the option to receive their monthly account activity electronically via E-statements).  These declines were partially offset by a decrease of $206,000, or 13.63%, in interest expense primarily as a result of decreases in the interest rates we pay on deposit accounts.  These rates declined as a result of the decrease in the Prime Rate.

Assets increased 2.78% during the first three months of 2009 primarily because of a 1.95% increase in our loan portfolio and a 68.62% increase in cash and cash equivalents, partially offset by decreases in investment securities available for sale of 7.26% and mortgage backed securities held to maturity of 14.88% compared to December 31, 2008.

As further discussed in the Asset Quality section of this report, we hold a 19% participation (approximately $1,096,000 in unpaid principal balance) in an acquisition and development loan.  This loan is a foreclosed real estate participation loan.  The property is currently under a purchase agreement that is subject to (i) completion of a feasibility study that allows the buyer to perform due diligence with respect to environmental approvals and permits and (ii) a zoning change from partially residential and commercial development to strictly commercial development.  Once the zoning change is approved by the city council of the local municipality, the buyer expects to settle on the subject property.  The zoning change approval is expected by June 2009, which is expected to coincide with the results of the environmental due diligence mentioned above.  We still believe that we will recover the carrying amount of the real estate, although there can be no assurance that this will be the case.  Additionally, a $100,000 business line of credit loan, restructured in the third quarter of 2007, is classified as impaired, because we believe that there is a substantial likelihood that we will not collect the total amount of the outstanding principal balance on this loan.  A specific reserve of $100,000, or 100%, of the remaining loan balance continues to remain in our allowance for loan losses with respect to this loan.  Furthermore, two commercial real estate loans totaling $239,000 and two acquisition and renovation loans totaling $201,000 are also classified as impaired as we believe that it may become difficult to collect the entire amount of the outstanding principal balances on these loans.

To remain competitive and offer even more choices to our customers, in 2008 we implemented remote deposit for commercial accountholders and check imaging services for our checking accountholders.  We expanded our Automated Teller Machine network to include access to more than 52,500 ATMs throughout the United States.  We offer a 13 month relationship certificate of deposit and a premium rate checking account with what we believe are attractive interest rates.  We have also implemented a Slavie credit card, foreign currency services for our customers traveling abroad and coin counting services in each of our branch lobbies.  In the first quarter of 2009, we implemented a Health Savings Account debit card and the option for our checking accountholder to receive their monthly account activity electronically via E-statements.

As a gesture of our commitment to our customers and neighbors, and as a result of successful events held in 2008 and 2007, the Bank celebrated Customer Appreciation Days at each of its two branch locations again in the first quarter of 2009, promoting its newest products.  Also, in the first quarter of 2009, we participated in the Maryland Saves “Roll in the Dough” campaign to encourage individuals to save.  We also offer a comprehensive and full-service approach to managing finances and investing in the future.  The creation of Slavie Financial Services in mid-year 2007, the addition of a certified financial planner at that time and an investment planner in November 2008 enabled us to bring investment guidance and financial planning expertise to our customers, while expanding our ability to provide personalized services that focus on the successful financial well being of our customers.  In “Today’s Slavie”, our quarterly newsletter, we keep our customers informed of what is happening at the Bank.

In addition to the variety of products we offer, including the new ones mentioned above, our product development and review committee expects to have the Bank implement on-line account opening for a special “on-line only” savings account paying a competitive rate.  We also plan to implement a new children’s savings program.  We expect to develop and offer these services during 2009.

We continue to implement the strategies outlined in the strategic plan developed by the Board of Directors and the Company’s officers.  In our continued efforts to boost the yield of our interest earning assets during a period of net interest margin compression, management, along with our two experienced commercial loan originators, continues to increase and diversify the Bank’s mix of commercial loans to other types of loans in its portfolio.  In addition, we intensified our marketing strategy by offering incentives to attract new checking accounts in an effort to attain our goal of decreasing the yield on our interest bearing liabilities.  Our directors, officers, management and staff remain committed in a unified effort to improve the Bank’s profitability and net interest margin.

Key measurements and events for the three-month period ended March 31, 2009, include the following:

•	Total assets at March 31, 2009, increased by 2.78% to $183,847,000, as compared to $178,882,000 as of December 31, 2008.

•	Net loans outstanding increased by 1.95% to $160,369,000 as of March 31, 2009 from $157,309,000 as of December 31, 2008.

•
Nonperforming loans and foreclosed real estate totaled $4,235,000 at March 31, 2009, as compared with a total of $2,615,000 at December 31, 2008.  We believe an appropriate allowance for loan losses continues to be maintained.

•	Deposits at March 31, 2009, were $128,358,000, an increase of $5,155,000 or 4.18% from $123,203,000 at December 31, 2008.

•
We realized a net loss of $163,000 for the three-month period ended March 31, 2009, compared to net income of $42,000 for the three-month period ended March 31, 2008.  This decrease reflects primarily a $261,000 non-cash charge to earnings, as a result of an other-than-temporary impairment in the value of an investment in our investment portfolio.

•
Net interest income, our main source of income, was $1,107,000 during the three-month period ended March 31, 2009, compared to $901,000 for the same period in 2008.  This represents an increase of 22.86% for the three months ended March 31, 2009, as compared to the same period in 2008.  Our interest rate spread increased by 57 basis points, from 1.75% at March 31, 2008, to 2.32% at March 31, 2009.  Our net interest margin was 2.56% at March 31, 2009, as compared to 2.17% at March 31, 2008, an increase of 39 basis points, or 17.97%.

•	We had no loan charge-offs during the three-month period ended March 31, 2009. We had three overdraft protection loan charge-offs totaling $1,000 during the same period in 2008.

•
Non-interest income decreased by $251,000, or 302.41%, for the three-month period ended March 31, 2009, as compared to the same period in 2008.  The decline between periods is primarily the result of an investment securities write-down.

•
Non-interest expense increased by $95,000, or 10.77%, for the three-month period ended March 31, 2009, as compared to the same period in 2008, from $882,000 to $977,000.  The increase between the periods is primarily the result of an increase in professional fees, our FDIC assessment and in the cost to provide additional electronic delivery channels to our customers.

A detailed discussion of the factors leading to these changes can be found in the discussion below.

Critical Accounting Policies

The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America or GAAP, and follow general practices within the industry in which we operate. Application of these principles requires management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions, and judgments are based on information available as of the date of the financial statements; accordingly, as this information changes, the financial statements could reflect different estimates, assumptions, and judgments. Certain policies inherently have a greater reliance on the use of estimates, assumptions, and judgments and as such have a greater possibility of producing results that could be materially different than originally reported. Estimates, assumptions, and judgments are necessary when assets and liabilities are required to be recorded at fair value, when a decline in the value of an asset warrants an impairment write-down or valuation allowance to be established, or when an asset or liability needs to be recorded contingent upon a future event. Carrying assets and liabilities at fair value inherently results in more financial statement volatility. The fair values and the information used to record valuation adjustments for certain assets and liabilities are based either on quoted market prices or are provided by other third-party sources, when available.

Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, management has identified the determination of the allowance for loan losses, the valuation of foreclosed assets and the determination of other-than-temporary impairment as the accounting areas that requires the most subjective or complex judgments, and as such could be most subject to revision as new information becomes available.

Securities available for sale are carried at fair value. Unrealized gains and losses, net of tax, on available for sale securities are reported as accumulated other comprehensive income (loss) until realized, unless management deems the investment to be other-than-temporarily impaired. If the fair value of these securities does not recover in a reasonable period of time or management can no longer demonstrate the ability and intent to hold them until recovery, a write down through the statement of operations would be necessary. Realized gains and losses on sales, determined using the specific identification method, and other-than-temporary impairment of investment securities are included in earnings. As declines in the fair value of available for sale and held to maturity securities that cause them to drop below their cost are deemed to be other-than-temporary in nature, such declines are reflected in earnings as realized losses. Investments and mortgage-backed securities held to maturity are carried at amortized cost since management has the ability and intention to hold them to maturity. Amortization of related premiums and discounts are computed using the level yield method over the terms of the securities.

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

The Company purchased the Shay Asset Management Fund (AMF) Ultra Short Mortgage Fund, consisting primarily of short-term adjustable rate mortgage securities, to control its interest rate risks and to generate interest income.  It purchased the mutual funds incrementally between the years 2001 and 2003.  As of March 31, 2009, the mutual fund has a fair value of $6,529,000.  Management has identified the Shay AMF Ultra Short Mortgage Fund as an impaired asset, meaning that the fair value is below the cost of the investment and these securities available for sale are carried at fair value.  In 2008, the Company identified the Shay AMF Ultra Short Mortgage Fund as being other-than-temporarily impaired and realized an impairment loss of $2,477,000 on these securities.  We realized an additional impairment of $261,000 in the first quarter of 2009.  The write-down is a result of declines in pricing levels differing from those existing at the time of the purchase of the fund due to the deterioration of the underlying collateral portfolio.  The loss on our investments of $261,000 is treated as a capital loss and we would only be able to recognize a tax benefit for the three months ended March 31, 2009, if we have a feasible plan implemented to generate capital gains to offset the capital losses.  We would have to implement a feasible plan, such as the sale of a branch building, within the next five years, in order to be able to recognize the tax benefit.  Since we do not intend to sell a branch or take any other action that would create a capital gain, we do not expect to be able to utilize this potential tax benefit.  A full valuation allowance was recorded on the tax benefit attributable to the investment loss due to our uncertain ability to generate sufficient capital gains to utilize the capital loss.  The mutual funds have no stated maturity date.

The Shay Asset Management Fund continues to pay an attractive yield, as has been the case since our initial investment.  However, although the mutual fund holds primarily the highest quality credit rated adjustable rate mortgages and the investment is paying as agreed, management could no longer maintain that the increased unrealized losses on the fund were temporary in nature.  In order to adhere to Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt Equity Securities,” which requires an asset that is other-than-temporarily impaired to be written down, management considered the duration and the severity of its impaired asset and felt that the sharp decline in the security’s value over the past 12 months forced us to recognize the Shay AMF Ultra Short Mortgage Fund as being an other-than-temporarily impaired asset and recognized an additional impairment loss of $261,000 on these securities.  Further, in order to reduce our exposure to continued short-term volatility in the value of this asset, management initiated a $250,000 90-day rolling period redemption of shares in the fund, beginning with the first quarter of 2009.  Because we did not receive accounting relief from FASB’s latest ruling on other-than-temporary impairment, we will continue to redeem the $250,000 90-day rolling period maximum allowed.  Management anticipates that, over time, the asset values of the fund will improve as liquidity is restored to the market.

Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value less cost to sell at the date of foreclosure, establishing a new cost basis.  Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell.  Revenue and expenses from operations and changes in the valuation allowance are included in other expenses.  In determining the valuation allowance, management considers the estimated net realizable value of the property collateralizing the loan, including liquidation expenses.

Management’s judgment is inherent in the determination of the provision and allowance for loan losses, including in connection with the valuation of collateral and the financial condition of the borrower.  The establishment of allowance factors is a continuing exercise and allowance factors may change over time, resulting in an increase or decrease in the amount of the provision or allowance based upon the same volume and classification of loans.  Changes in allowance factors or in management’s interpretation of those factors will have a direct impact on the amount of the provision, and a corresponding effect on income and assets.  Also, errors in management’s perception and assessment of the allowance factors could result in the allowance not being adequate to cover losses in the portfolio, and may result in additional provisions or charge-offs, which would adversely affect income and capital.  For additional information regarding the allowance for loan losses, see “Results of Operations for the Three Months Ended March 31, 2009 and 2008 - Provision for Loan Losses and Analysis of Allowance for Loan Losses.”

Results of Operations for the Three Months Ended March 31, 2009 and 2008

General.  Net income decreased $205,000 to a net loss of $163,000 for the three months ended March 31, 2009, compared to net income of $42,000 for the same period in the prior year.  The decrease was due primarily to a $251,000 decrease in non-interest income and a $95,000 increase in non-interest expense, partially offset by a $206,000 decrease in interest expense.

Average Balances, Net Interest Income, Yields Earned and Rates Paid.  The following table presents for the periods indicated the total dollar amount of interest income from average interest earning assets and the resultant yields, as well as the interest expense on average interest bearing liabilities, expressed both in dollars and rates.  No tax equivalent adjustments were made as no income was exempt from federal income taxes.  All average balances are monthly average balances.  We do not believe that the monthly averages differ materially from what the daily averages would have been.  Non-accruing loans have been included in the table as loans carrying a zero yield.  The amortization of loan fees is included in computing interest income; however, such fees are not material.

	Three Months Ended March 31, 2009			Three Months Ended March 31, 2008
	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate
	(Dollars in thousands)

Interest-earning assets:
Loans receivable(1)	$159,203	$2,326	5.84%	$149,821	$2,225	5.94%
Mortgage-backed securities	1,403	13	3.71	2,131	24	4.50
Investment securities (available for sale)	6,743	73	4.33	8,969	104	4.64
Investment securities (held to maturity)	-	-	-	2,333	23	3.94
Other interest-earning assets (2)	5,865	-	-	2,784	36	5.17

Total interest-earning assets	173,214	2,412	5.57%	166,038	2,412	5.81%

Non-interest earning assets	9,880			7,845

Total assets	$183,094			$173,883

Interest-bearing liabilities:
Savings deposits	$12,949	18	0.56%	$14,291	36	1.01%
Demand and NOW accounts	11,680	43	1.47	8,730	58	2.66
Certificates of deposit	100,446	981	3.91	91,520	1,082	4.73
Escrows	1	-	-	1	-	-
Borrowings	35,300	263	2.98	34,167	335	3.92

Total interest-bearing liabilities	160,376	1,305	3.25%	148,709	1,511	4.06%

Non-interest bearing liabilities	3,719			3,377

Total liabilities	164,095			152,086

Total equity(3)	18,999			21,797
Total liabilities and equity	$183,094			$173,883

Net interest income		$1,107			$901
Interest rate spread(4)			2.32%			1.75%
Net interest-earning assets	$12,838			$17,329
Net interest margin(5)			2.56%			2.17%
Ratio of interest earning assets to interest bearing liabilities		1.08x			1.11x

(1)	Loans receivable are net of the allowance for loan losses.
(2)
The Federal Home Loan Bank did not pay dividends during the first quarter of 2009.  Interest earned on other interest-earning assets includes the reversal of an accrual for the fourth quarter of 2008.  Therefore, interest earned during the first quarter of 2009 was $300.00

(3)	Total equity includes retained earnings and accumulated other comprehensive income (loss).
(4)	Net interest rate spread represents the difference between the average yield on interest earning assets and the average cost of interest bearing liabilities.
(5)	Net interest margin represents net interest income as a percentage of average interest earning assets.

Net Interest Income.

Net interest income increased $206,000, or 22.86%, to $1,107,000 for the three months ended March 31, 2009, from $901,000 for the three months ended March 31, 2008.  The increase was a result of a $7,176,000, or 4.32%, increase in average interest earning assets to $173,214,000 from $166,038,000 and an 81 basis point decrease in the cost of average interest bearing liabilities, from 4.06% to 3.25%.  These were partially offset by a decrease of 24 basis points in the yield on average interest earning assets, from 5.81% to 5.57% and an $11,667,000, or 7.84%, increase in average interest bearing liabilities to $160,376,000 from $148,709,000.

Our interest rate spread increased to 2.32% for the quarter ended March 31, 2009, from 1.75% for the quarter ended March 31, 2008, reflecting a decrease in the cost of our average interest bearing liabilities.  Our net interest margin increased to 2.56% from 2.17%, because of a decrease in the cost of the average interest bearing liabilities.  The ratio of interest earning assets to interest bearing liabilities decreased to 1.08 times for the three months ended March 31, 2009, from 1.11 times for the same period in 2008.

Interest Income

Interest income remained steady at $2,412,000 for the three months ended March 31, 2009 and for the same period of 2008.  There was an increase of $101,000, or 4.54%, in interest and fee income from loans during the 2009 period, partially offset by decreases of $54,000, or 42.52%, in interest income from investment securities, $36,000, or 100.00% (to $300 in the 2009 period), in interest income from other interest-earning assets (primarily consisting of interest earned on federal funds sold) and $11,000, or 45.83%, in interest income from mortgage backed securities.

Also reflected is a 24 basis point decrease in the yield on average interest earning assets to 5.57% for the three months ended March 31, 2009, from 5.81% for the three months ended March 31, 2008.  This is due to our loans repricing at lower market interest rates and a decrease on the interest rate yield we received on our investments.  The decrease is also due to the Federal Home Loan Bank (“FHLB”) not making a dividend payment on their stock during the first quarter of 2009.

The increase in interest income and fees on loans was due to a $9,382,000, or 6.26%, increase in average net loans receivable, from $149,821,000 to $159,203,000, slightly offset by a 10 basis point decrease in the average yield on net loans receivable.  The decrease in interest income from investment securities was primarily reflective of a 31 basis point decrease in the average yield and a $2,226,000, or 24.82%, decrease in the average balance of the investment securities.  The decrease in interest income from other interest-earning assets (federal funds sold and Federal Home Loan Bank stock) was due to a 517 basis point decrease in the average yield on other interest-earning assets (as a result of decreases in short term market interest rates and a decision by the FHLB system to not pay dividends on their stock during the quarter whereas they had paid such dividends during the first quarter of 2008, as well as the reversal for the accrual of the dividend for the fourth quarter of 2008), partially offset by a $3,081,000, or 110.67%, increase in these assets, from $2,784,000 during the quarter ended March 31, 2008, to $5,865,000 during the quarter ended March 31, 2009 (as a result of a concerted effort to increase our liquidity position).

The decrease in interest income from mortgage backed securities was primarily the result of a $728,000, or 34.16%, decrease in the average balance of mortgage-backed securities and a 79 basis point decrease in the yield on these securities.  The decrease in the average yield on the mortgage backed securities is due to the repricing of our Ginnie Mae Adjustable Rate Mortgage investments at a lower rate than the prior period.

Interest Expense

Interest expense, which consists of interest paid on deposits and borrowings, decreased by $206,000, or 13.63%, to $1,305,000 for the three months ended March 31, 2009, from $1,511,000 for the three months ended March 31, 2008.  The decrease in interest expense resulted from decreases of $134,000, or 11.39%, in interest paid on deposits, $51,000, or 76.12%, in interest paid on short-term borrowings and $21,000, or 7.84%, in interest paid on long-term borrowings.  The decrease in interest expense reflects an 81 basis point decrease in the cost of average interest-bearing liabilities, to 3.25% for the three months ended March 31, 2009 from 4.06% for the three months ended March 31, 2008, while the balance of average interest bearing liabilities increased by $11,667,000, or 7.85%, from $148,709,000 for the three months ended March 31, 2008 to $160,376,000 for the three months ended March 31, 2009.  Interest paid on deposits decreased due to a decrease of 78 basis points in the average cost of deposits as a result of lower market interest rates, partially offset by an increase in the average balance of interest bearing deposits to $125,075,000 for the three months ended March 31, 2009, from $114,541,000 for the same period of 2008.  The decrease in interest paid on borrowings is a result of a decrease in the average cost of borrowings by 94 basis points as a result of borrowing at lower interest rates, partially offset by an increase in the average balance of borrowings to $35,300,000 for the three months ended March 31, 2009, from $34,167,000 for the three months ended March 31, 2008.

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

Based on our evaluation of these factors, and as discussed further below, management made a provision of $51,000 and $36,000 for the three months ended March 31, 2009 and March 31, 2008, respectively.  There were no loan charge-offs during the three-month period ended March 31, 2009.  There were three overdraft protection loan charge offs of $1,000 during the three-month period ended March 31, 2008.  In the third quarter of 2008, we developed a more stringent methodology for determining the allowance, which reflects credit quality and composition trends, loan volumes and concentrations, seasoning of the loan portfolio and economic and business conditions, which management believes will more accurately reflect current real estate values and any potential decline of the current economic conditions.

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

Two of our officers review each loan on the watch list and establish an individual allowance allocation on certain impaired loans based on such factors as:  (1) the strength of the customer’s personal or business cash flow; (2) the availability of other sources of repayment; (3) the amount due or past due; (4) the type and value of collateral; (5) the strength of our collateral position; (6) the estimated cost to sell the collateral; and (7) the borrower’s efforts to cure the delinquency.

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

The allowance for loan losses totaled $1,205,000, or 0.72%, of gross loans outstanding of $167,112,000 at March 31, 2009, compared to an allowance for loan losses of $1,149,000, or 0.70%, of gross loans outstanding of $164,164,000 at December 31, 2008, and $1,007,000, or 0.66%, of gross loans outstanding of $152,754,000 at March 31, 2008. The increase to the loan loss reserve is due to the increased commercial real estate loan balances, which creates a riskier mix of loan products since commercial loans are considered to be higher risk than residential mortgage loans, as well as an increase in non-accrual loans at March 31, 2009. We have classified two commercial real estate loans and two acquisition and renovation loans, with balances totaling $440,000 at March 31, 2009, as impaired as we believe there is a possibility that we may not collect all outstanding balances due. We classified the two commercial real estate loans, with balances totaling $239,000, as impaired during 2008. In the first quarter of 2008, the borrowers of the two commercial real estate loans filed Chapter 13 personal bankruptcy, which was denied and dismissed in the third quarter of 2008. They filed Chapter 13 personal bankruptcy again near the end of the third quarter of 2008 which was converted to a Chapter 7 personal bankruptcy in October 2008. Our attorney filed an Order of Relief from Stay on mid-November 2008 and sent the Notice of Intent to Foreclose in December 2008. We purchased one of the properties at a foreclosure auction in March 2009. We await the ratification of the sale to place the loan in foreclosed real estate. We also await resolution of a judgment of title issue on the second property. The two acquisition and renovation loans, totaling $201,000, were classified as impaired in the first quarter of 2009. These two properties are both slated for foreclosure sales in May 2009. We have adequate allowance for loan loss provisions for these four loans. In addition, as of March 31, 2009, and December 31, 2008, pursuant to regulatory requirements, we have specific reserves of $100,000 within the allowance for loan losses because we believe there is a substantial likelihood that we will not collect the total amount of the outstanding principal balance on a commercial non-real estate loan that is classified as impaired. The corporate commercial loan borrower filed Chapter 7 corporate bankruptcy in the third quarter of 2006 and filed Chapter 7 personal bankruptcy in the second quarter of 2007. We restructured the remaining debt to facilitate repayment of the loan in the third quarter of 2007 and the borrower has been making payments in accordance with the terms of the restructured loan agreement.

The following table summarizes the activity in the provision for loan losses for the three months ended March 31, 2009 and 2008:

	Three Months Ended
	March 31,
	2009	2008
	(Dollars in thousands)

Balance at beginning of period	$1,149	$972

Charge-offs (1)	-	(1)
Recoveries (2)	5	-
Net charge-offs	5	(1)
Provision for loan losses	51	36

Ending balance	$1,205	$1,007

Ratio of net charge-offs during the period to average loans outstanding, net, during the period	-%	-%
Ratio of allowance for loan losses to total loans outstanding	0.72%	0.66%
Allowance for loan losses as a percent of total non-performing loans	38.39%	66.29%

(1)	Charge offs consisted of the principal loss of three overdraft protection lines of credit totaling $1,000 in 2008.
(2)	Recoveries consisted of the principal repayment from the bankruptcy court on a commercial non-real estate loan we charged off in 2007.

Non-interest (Loss) Income

Historically, our non-interest income has been relatively modest and one of our strategic initiatives is to increase our non-interest income. Prior to the third quarter of 2008, we experienced increases in non-interest income as a result of fees earned from the sale of non-insured investment products and from the gain on sale of loans. However, beginning with the third quarter of 2008, and including the first quarter of 2009, we have recognized a non-cash charge to earnings as a result of an other-than-temporary impairment in the value of an investment in our investment portfolio.

Non-interest income decreased $251,000, or 302.41%, to a loss of $168,000 for the three months ended March 31, 2009, as compared to income of $83,000 for the three months ended March 31, 2008. The decrease in non-interest income is primarily the result of a $261,000 increase in losses on investments, as a result of an other-than-temporary impairment in the value of the AMF Ultra Short Mortgage Fund held in our investment portfolio. The fund is considered an impaired asset, meaning that the fair value is below the cost of the investment and these securities available for sale are carried at fair value. Management determined during the third quarter of 2008 that the fund was no longer temporarily impaired due to the longevity of its impairment and a credit rating downgrade, from AAA to Af, as a result of an increase of delinquencies in the underlying collateral. As a result, we continue to recognize an impairment based on continued declines in pricing levels of the fund from those existing at the time of our purchase of the fund. There was also a decrease of $6,000, or 14.29%, in rental income from our headquarters building to $36,000 for the three months ended March 31, 2009, as compared to $42,000 for the three months ended March 31, 2008. The decrease in rental income is a result of a tenant we lost during the first half of 2008, who paid rent due pursuant to the agreed upon rent schedule through July 2008. While another tenant vacated a portion of our leasable space in the second quarter of 2008, the tenant continues to pay the rent due pursuant to the agreed upon rent schedule while we seek to sublease their space on their behalf. The loss of rental income was partially offset by increases in leasing rates provided for in the applicable lease agreements of the remaining tenants. As of March 31, 2009, we leased 93% of the total leaseable space in our headquarters building. We expect another tenant to vacate leased space in our headquarter building during the second quarter of 2009, prior to the end of the lease, although we have not received formal notification in that regard. We may continue to experience a decrease in rental income if the tenant does not continue to pay rent due pursuant to the agreed upon rent schedule and we are unable to re-lease the space. We do not anticipate any additional vacant leaseable space in our headquarters building, other than due to the tenants mentioned above. These deceases in non-interest income were slightly offset by a $16,000, or 39.02%, increase in other income (primarily consisting of fees earned from the sale of non-insured investment products, processing fees and late charges on loan products and income from checking accounts and ATM usage) to $57,000 for the three months ended March 31, 2009, as compared to $41,000 for the three months ended March 31, 2008.

Non-interest Expense

Non-interest expense increased $95,000, or 10.77%, to $977,000 for the three months ended March 31, 2009, as compared to $882,000 for the three months ended March 31, 2008. The increase was due primarily to an increase of $47,000, or 180.77%, in professional fees, $23,000, or 766.67%, in FDIC assessments, $23,000, or 21.90%, in other expenses and $14,000, or 29.79%, in service bureau expenses, partially offset by a decrease of $14,000, or 2.89%, in compensation and related expenses. The increase in professional fees is the result of increased accounting fees for the audit of our 2008 financials. The increase in the FDIC assessment relates to a one-time credit of $19,000 received in March 2008. The increases in service bureau expenses and other expenses are the result of multiple information technology conversions, software upgrades and the addition of new products for our customers.

Income Tax Provision

The provision for income taxes was $74,000 for the three months ended March 31, 2009, as compared to $24,000 for the three months ended March 31, 2008, representing a $50,000, or 208.33% increase. We calculated a provision for income taxes even though we show a loss before income taxes of $89,000 for the three months ended March 31, 2009, because the loss on our investments of $261,000 is treated as a capital loss and resulted in a deferred tax asset with a valuation allowance in the tax provision computation. We would only be able to recognize a tax benefit for the three months ended March 31, 2009, if we had implemented a feasible plan to generate capital gains to offset the capital losses. We have not implemented such a plan because it would entail selling a branch or taking any other action that would create a capital gain and we do not expect such action to be part of our strategic plan within the next five years. A full valuation allowance was recorded on the tax benefit attributable to the investment loss due to our uncertain ability to generate sufficient capital gains to utilize the capital loss. The increase in the provision for income taxes was primarily due to our positive income before taxes of $172,000 for the three months ended March 31, 2009, when adding back the loss on investments of $261,000 (which as a capital loss may not be deducted from taxable income), as compared to income before taxes of $66,000 for the three months ended March 31, 2008. Excluding the investment loss from pre-tax earnings, the effective tax rate was 43.02% and 36.36% for the three months ended March 31, 2009 and March 31, 2008, respectively.

Analysis of Financial Condition

Assets

General

Our total assets increased by $4,965,000, or 2.78%, to $183,847,000 at March 31, 2009, from $178,882,000 at December 31, 2008. The increase in total assets resulted primarily from a $3,060,000, or 1.95%, increase in net loans receivable, from $157,309,000 at December 31, 2008 to $160,369,000 at March 31, 2009, and a $2,646,000, or 68.62%, increase in cash and cash equivalents, from $3,856,000 at December 31, 2008, to $6,502,000 at March 31, 2009. These increases were offset by a $511,000, or 7.26%, decrease in investment securities – available for sale, from $7,040,000 at December 31, 2008 to $6,529,000 at March 31, 2009, and a $231,000, or 14.88%, decrease in mortgage backed securities – held to maturity, from $1,552,000 at December 31, 2008, to $1,321,000 at March 31, 2009.

Investment Securities

The investment portfolio at March 31, 2009, amounted to $7,850,000, a decrease of $742,000, or 8.64%, from $8,592,000 at December 31, 2008. Investment securities – available for sale, decreased $511,000, or 7.26%, to $6,529,000 at March 31, 2009, from $7,040,000 at December 31, 2008, primarily as a result of impairment losses of $261,000 in these investments and a redemption of securities of $250,000. Mortgage backed securities – held to maturity, decreased $231,000, or 14.88%, to $1,321,000 at March 31, 2009, from $1,552,000 at December 31, 2008, as a result of principal repayments. As we are not continuing to purchase mortgage backed securities, we expect continued decreases in this asset both in amount and as a percentage of our assets.

Loan Portfolio

Loans receivable, net, increased $3,060,000, or 1.95%, to $160,369,000 at March 31, 2009, from $157,309,000 at December 31, 2008. Our loan portfolio increased primarily as a result of the continued success of our efforts to originate commercial real estate loans, and acquisition and renovation loans. The commercial real estate loan portfolio increased $1,953,000, or 10.06%, to $21,361,000 at March 31, 2009, from $19,408,000 at December 31, 2008, acquisition and development loans increased $655,000, or 12.82%, to $5,766,000 at March 31, 2009, from $5,111,000 at December 31, 2008, and home equity loans increased $510,000, or 3.27%, to $16,096,000 at March 31, 2009 from $15,586,000 at December 31, 2008. Our loan customers are generally located in the Baltimore Metropolitan area and its surrounding counties in Maryland.

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

 Real estate and other assets that we acquire as a result of foreclosure or by deed-in-lieu of foreclosure or repossession on collateral-dependent loans are classified as foreclosed real estate or other repossessed assets until sold. Such assets are recorded at foreclosure or other repossession and updated quarterly at estimated fair value less estimated selling costs. Any portion of the outstanding loan balance in excess of fair value is charged off against the allowance for loan losses. If, upon ultimate disposition of the property, net sales proceeds exceed the net carrying value of the property, a gain on sale of foreclosed real estate or other assets is recorded. We have one foreclosed real estate participation loan totaling $1,096,000 at March 31, 2009. As we previously reported, the property securing this asset was sold at auction to the lead participating bank in the second quarter of 2007, at which time we reclassified the participation as foreclosed real estate. As we previously disclosed, the foreclosed property had previously been under a contract of sale that was subject to a feasibility study that expired on June 15, 2008. The property is currently under a new purchase agreement contract. The purchase agreement is subject to a feasibility study which allows the buyer to perform due diligence with regards to environmental approvals and permits and a zoning change that would allow strictly commercial zoning. Once the zoning change is approved by the city council of the local municipality, the buyer expects to settle on the subject property. The zoning change is expected by June 2009, which is expected to coincide with the results of the environmental due diligence mentioned above. We still believe that we will recover the carrying amount of the real estate pursuant to the sale of the property, although there can be no assurance that this will be the case. We had foreclosed real estate of $1,096,000 at March 31, 2009, and December 31, 2008.

Non-accrual loans totaled $3,139,000, or 1.96%, $1,519,000, or 0.97% and $839,000, or 0.55%, of net loans receivable at March 31, 2009, December 31, 2008, and March 31, 2008, respectively. Of the non-accrual loans at March 31, 2009, $100,000 consisted of a commercial non-real estate loan, $391,000 consisted of three commercial real estate loans and $2,648,000 consisted of 18 one- to-four-family residential mortgage loans, including acquisition and renovation loans. The increase in the amount of non-accrual loans between March 31, 2009 and 2008 is due to an increase in the number of acquisition and renovation loans and the addition of a commercial real estate loan that are over 90 days past due during the first quarter of 2009.

We continue to experience an increase in non-performing loans and foreclosed real estate from a total of $2,615,000 at December 31, 2008, to a total of $4,235,000 at March 31, 2009. The increase is, as stated above, the result of adding a commercial real estate loan totaling $153,000 and seven acquisition and renovation loans totaling $831,000 to non-accrual status. The increase is also the result of an increase in the number of residential loans 90 days or more past due, from $619,000 at December 31, 2008, to $1,256,000 at March 31, 2009.

Under current accounting guidelines, a loan is defined as impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts when due under the contractual terms of the loan agreement. We consider one- to four-family mortgage loans and consumer installment loans to be homogeneous and, therefore, do not separately evaluate them for impairment. All other loans are evaluated for impairment on an individual basis. As of March 31, 2009, we classified five non-accrual loans as impaired totaling $540,000 because we believe that we may not collect all outstanding balances due on these loans, in accordance with their contractual terms.

As of March 31, 2009, we classified a commercial non-real estate loan, two commercial real estate loans and two acquisition and renovation residential loans as impaired as was discussed in the “Provision for Loan Losses and Analysis of Allowance for Loan Losses” section of this report. In anticipation of a minimal recovery of principal on the commercial non-real estate loan, we charged a portion of the loan balance against our allowance for loan losses and we have reserved $100,000, or 100%, of the remaining balance of the loan to our allowance for loan losses in 2007. The remaining debt was restructured at that time. We also placed two commercial real estate loans on non-accrual status in the third quarter of 2008 and we added two acquisition and renovation loans to non-accrual status in the first quarter of 2009.

Other than as disclosed in the paragraphs above, there are no other loans at March 31, 2009, about which management has serious doubts concerning the ability of the borrowers to comply with the present loan repayment terms. However, the financial market turmoil has been most dramatic near the end of 2008 and the trends continued during the first quarter of 2009. The financial markets have felt the impact of losses on subprime mortgages and loss of short-term liquidity. In addition, we have seen a number of bank failures, while not at historically high levels, that rose to levels not seen for several years. Many banks that were not underwriting subprime residential real estate loans, including ours, have not experienced the significant losses in their loan portfolio or the liquidity concerns that the larger banks have experienced. However, the magnitude of the financial turmoil in the markets may have an impact on our operations in the following areas:

We have not engaged in the origination of subprime mortgages loans or in subprime lending as a business line. We have only engaged in real estate lending using rigorous underwriting standards involving substantial collateral protection. To date, we have not experienced any significant deterioration in our credit quality in our two major loan portfolio segments:

Commercial Real Estate Loans: We lend to small to medium sized businesses that do not seem to have been impacted by the high unemployment rates as the decrease in total jobs trends is largely attributable to change in the local operations of large corporations.

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

We have experienced moderate to strong demand for commercial real estate loans in the past year, therefore, our commercial real estate loan balances have grown significantly, both in dollar amount and as a percentage of the overall loan portfolio. This pattern continued during the first quarter of 2009 as the balance in this category increased $1,953,000 from the prior quarter. Substantially all of the commercial real estate loans in our portfolio are extended to businesses located within our regional market. We have not experienced any significant weakening in our commercial real estate loan portfolio, although both the demand for such loans and the quality of the portfolio may be negatively affected if the national or regional economy continues to weaken going forward.

Liabilities

General

Total liabilities increased by $5,265,000, or 3.30%, to $165,010,000 at March 31, 2009, from $159,745,000 at December 31, 2008. The increase in total liabilities resulted from increases of $5,155,000, or 4.18%, in deposits and $724,000, or 196.21%, in advance payments by borrowers for taxes and insurance, partially offset by decreases of $314,000, or 94.29%, in checks outstanding in excess of bank balance and $300,000, or 55.56%, in other liabilities. Advance payments by borrowers for taxes and insurance increased because of the increased property taxes of the loan portfolio. The balance in checks outstanding in excess of bank balance at the end of a period is dependent on the number and amounts of checks issued on checking accounts drawn on the Bank, as well as a correspondent bank account, and when such checks are presented for payment. Any excess funds are automatically transferred into an interest-earning federal funds account. Therefore, changes in checks outstanding in excess of bank balances as reflected on the statements of financial condition, generally, do not reflect any underlying changes in the Company’s financial condition. The other liabilities consist primarily of accrued federal and state income taxes and accrued interest on Federal Home Loan Bank borrowings.

Deposits

Deposits increased $5,155,000, or 4.18%, to $128,358,000 at March 31, 2009, from $123,203,000 at December 31, 2008. Certificates of deposits increased $3,974,000 to $101,219,000 at March 31, 2009, from $97,245,000 at December 31, 2008, and NOW and money market demand deposit accounts increased by $1,306,000 to $20,070,000 at March 31, 2009, from $18,764,000 at December 31, 2008. Savings deposits decreased by $125,000 to $7,069,000 at March 31, 2009, from $7,194,000 at December 31, 2008. We believe that, as deposit rates continue to fall and the stock market remains volatile, our customers are moving funds into shorter-term investments with higher yields or keeping their funds liquid in anticipation of an economic recovery, thus accounting for the increase in certificate of deposit and core deposit accounts and the decline in lower rate paying savings deposit accounts.

Borrowings

At March 31, 2009, we were permitted to borrow up to $55,185,000 from the Federal Home Loan Bank of Atlanta. We had $35,300,000 of Federal Home Loan Bank advances outstanding as of March 31, 2009 and December 31, 2008, and we averaged $35,300,000 of Federal Home Loan Bank advances during the three months ended March 31, 2009, and the year ended December 31, 2008. The borrowings remained steady reflecting $500,000 in the rollover of Federal Home Loan Bank short term advances, offset by maturing short term advances of $500,000 in the first quarter of 2009.

Liquidity Management

Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our primary sources of funds consist of deposit inflows, borrowings from the Federal Home Loan Bank of Atlanta, scheduled amortization and prepayment of loans and mortgage-backed securities, maturities and calls of held to maturity investment securities and earnings and funds provided from operations. While scheduled principal repayments on loans and mortgage backed securities are a relatively predictable source of funds, deposit flows, calls of securities and loan prepayments are greatly influenced by market interest rates, economic conditions, and rates offered by our competitors.

We regularly adjust our investments in liquid assets based upon our assessment of (1) expected loan demand, (2) expected deposit flows, (3) yields available on interest-earning deposits and securities and (4) the objectives of our asset/liability management policy.

Our most liquid assets are cash and cash equivalents. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At March 31, 2009, cash and cash equivalents totaled $6,502,000. We have increased our cash and cash equivalents during the quarter ended March 31, 2009, pursuant to a concerted effort to increase our liquidity position to offset decreased liquidity resulting from the decrease in value of the Shay AMF Ultra Short Mortgage Fund. Securities classified as available-for-sale, which can provide additional sources of liquidity, totaled $6,529,000 at March 31, 2009. Management redeems $250,000 during every 90-day rolling period from the fund, which is the maximum amount permitted to be redeemed under the terms of the fund. Since management does not intend to otherwise sell the securities classified as available-for-sale, management does not otherwise consider these securities as a source of liquidity at March 31, 2009. Also, at March 31, 2009, we had advances outstanding of $35,300,000 from the Federal Home Loan Bank of Atlanta. On that date, we had the ability to borrow an additional $19,885,000.

At March 31, 2009, we had outstanding commitments to originate loans of $1,099,000 (excluding the undisbursed portions of loans). These commitments do not necessarily represent future cash requirements since certain of these instruments may expire without being funded, although this is unusual. We also extend lines of credit to customers, primarily commercial and home equity lines of credit. The borrower is able to draw on these lines as needed, thus the funding is generally unpredictable. Unused home equity lines of credit amounted to $5,277,000 at March 31, 2009, and unused commercial lines of credit amounted to $10,236,000 at March 31, 2009. Since the majority of unused lines of credit expire without being funded, we anticipate that our obligation to fund the above commitment amounts will be substantially less than the amounts reported.

Certificate of deposit accounts scheduled to mature within one year totaled $66,767,000, or 52.02%, of total deposits at March 31, 2009. Management believes that the large percentage of deposits in shorter-term certificates of deposit reflects customers’ hesitancy to invest their funds in long-term certificates of deposit in the current interest rate environment. If these deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and/or additional borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before March 31, 2010. We believe, however, based on past experience, a significant portion of our certificates of deposit will remain with us. We also believe we have the ability to attract and retain deposits by adjusting the interest rates offered.

Our borrowings are with the Federal Home Loan Bank of Atlanta and are secured by Federal Home Loan Bank of Atlanta stock that we own and a blanket lien on mortgages. Borrowings at March 31, 2009, consisted of $25,000,000 long term convertible rate FHLB advances with fixed interest rates ranging from 3.63% to 4.59%. If not repaid or converted to a different product, the convertible rate advances will convert from a fixed to a floating rate after the initial borrowing periods ranging from three months to 60 months. There is also a $10,300,000 short term daily rate FHLB advance bearing an interest rate of 0.45% as of March 31, 2009.

Our primary investing activity is the origination of loans, primarily one- to four-family residential mortgage loans, acquisition and renovation loans, investor lending, commercial real estate loans, and the purchase of securities. Our primary financing activity consists of activity in deposit accounts and Federal Home Loan Bank of Atlanta advances. Deposit growth has outpaced asset growth over the past two years and the excess liquidity was placed in a federal funds account with our correspondent bank. During the quarter ended March 31, 2009, we have used such excess liquidity to fund commercial real estate and acquisition and renovation loans. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors and other factors. We generally manage the pricing of our deposits to be competitive. Occasionally, we offer promotional rates on certain deposit products to attract deposits.

Other than as discussed in this report, we are not aware of any known trends, events or uncertainties that will have or are reasonably likely to have a material effect on our liquidity, capital or operations, nor are we aware of any current recommendation by regulatory authorities, which if implemented, would have a material effect on liquidity, capital or operations.

Stockholders’ Equity

Total stockholders’ equity decreased $300,000, or 1.57%, to $18,837,000 at March 31, 2009, compared to $19,137,000 at December 31, 2008 due to a non-cash charge to earnings of $261,000 for an other-than-temporary impairment in the value of investments in our investment portfolio, resulting in a net loss of $163,000. We also purchased $174,000 in additional Treasury stock during the first quarter of 2009. We are considered “well capitalized” under the risk-based capital guidelines applicable to us.

Off-Balance Sheet Arrangements

In the normal course of operations, we engage in a variety of financial transactions that, in accordance with generally accepted accounting principles, are not recorded in our financial statements. These transactions involve, to varying degrees, elements of credit, interest rate, and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit. Our exposure to credit loss from non-performance by the other party to the above-mentioned financial instruments is represented by the contractual amount of those instruments. We use the same credit policies in making commitments and conditional obligations as we do for on-balance sheet instruments; therefore, the credit risk involved in these financial instruments is essentially the same as that involved in extending loan facilities to customers. We evaluate each customer’s credit worthiness on a case-by-case basis on all types of credit extension.

Financial Instruments Whose
Contract Amount Represents	Contract Amount at
Credit Risk	March 31, 2009	December 31, 2008
	(Dollars in thousands)
Lines of credit – commercial real estate	$10,236	$9,849
Lines of credit – home equity	5,277	4,896
Lines of credit – overdraft protection	125	125
Mortgage loan commitments	1,099	3,841

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

Equipment lines of credit are secured by equipment being purchased and sometimes by a blanket lien on assets of the borrower as well. Each advance is repaid over a term of three to five years and carries a variable or prevailing fixed rate of interest. We will generally advance up to 75% of the cost of the new or used equipment. These credit facilities are revolving in nature and the commitment is subject to annual reaffirmation.

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

Our outstanding commitments to make mortgages are at fixed rates ranging from 4.250% to 8.500% at both March 31, 2009 and December 31, 2008. Loan commitments expire 60 days from the date of the commitment.

For the three months ended March 31, 2009, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

Our goals, objectives, expectations and intentions, including statements regarding the development and introduction of new products and services, the allowance for loan losses, leaseable space in our headquarters building, non-repayment of impaired loans, improvement in the value of the Shay AMF Ultra Short Mortgage Fund, our ability to realize a tax benefit with respect to the capital loss we have realized on the fund, retention of maturing certificates of deposit, liquidity management and the establishment of a liquidity plan in a distressed financial environment, funding of unused lines of credit, the impact on us of weakening economic conditions, potential increases in foreclosure rates, our holding of mortgage backed securities, sources of revenues or income, cross-selling opportunities, loan mix and growth, expected recovery of the carrying amount of real estate in connection with foreclosed property, the expectation of increasing the volume of loans sold to the secondary market and financial and other goals are forward looking. These statements are based on our beliefs, assumptions and on information available to us as of the date of this filing, and involve risks and uncertainties. These risks and uncertainties include, among others, those discussed in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2008 (the “2008 Form 10-K”); the effect of changing interest rates on our profits and asset values; risks related to our intended increased focus on commercial real estate and commercial business loans; further deterioration of economic conditions in our market area and nationally; our dependence on key personnel; competitive factors within our market area; the effect of developments in technology on our business; adequacy of the allowance for loan losses; and changes in regulatory requirements and/or restrictive banking legislation.

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

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable

Item 4T.	Controls and Procedures.

As of the end of the period covered by this quarterly report on Form 10-Q, SFSB, Inc.’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of SFSB, Inc.’s disclosure controls and procedures. Based upon that evaluation, SFSB, Inc.’s Chief Executive Officer and Chief Financial Officer concluded that SFSB, Inc.’s disclosure controls and procedures are effective as of March 31, 2009.  Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by SFSB, Inc. in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

In addition, there were no changes in SFSB, Inc.’s internal control over financial reporting (as defined in Rule 13a-15 or Rule 15d-15 under the Securities Exchange Act of 1934, as amended) during the quarter ended March 31, 2009, that have materially affected, or are reasonably likely to materially affect, SFSB, Inc.’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 1A.	Risk Factors

During the three months ended March 31, 2009, other than as noted below, there were no material changes to the risk factors relevant to our operations, which are described in the 2008 Form 10-K.

As previously reported, we had applied to participate in the Treasury Capital Purchase Program under the Troubled Asset Relief Program (“TARP”) signed into law on October 3, 2008. Subsequently, we received a request from the Office of Thrift Supervision as to whether we wished to continue to be considered in the application process or if we wish to withdraw our application. On May 4, 2009, our board of directors determined that we should withdraw the application. Among other things, the board considered the changes in the public’s perception of TARP participants, in particular the fact that entities receiving such federal assistance are now viewed negatively, as well as the additional restrictions imposed on TARP recipients under the American Reinvestment and Recovery Act and the possibility of being subject to additional, unknown restrictions and requirements pursuant to future legislation as a result of having participated in the TARP program. As a result, the board of directors believes that it is no longer in the best interest of the Company and its stockholders to participate in the program. Therefore, the risk factor disclosure in the 2008 Form 10-K with respect to participation in TARP are no longer applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The table below summarizes our repurchases of equity securities during the first quarter of 2009.

ISSUER PURCHASES OF SECURITIES

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that May Yet Be Purchased Under The Plans or Programs(1)
January 1 – 31, 2009	25,000	$5.05	25,000	28,553

February 1 –28, 2009	0	n/a	0	28,553

March 1 - 31, 2009	10,000	$4.80	10,000	18,553

Total First Quarter	35,000	$4.98	35,000	18,553

(1)  On November 18, 2005, SFSB, Inc.’s board of directors adopted a stock repurchase program to acquire up to 53,561 shares, or approximately 4% of its outstanding common stock held by persons other than Slavie Bancorp, MHC. SFSB, Inc.’s board of directors approved additional repurchases of up to an additional 66,951 shares on May 1, 2006, 62,334 shares on August 6, 2007, 59,052 shares on February 19, 2008, 59,022 on July 21, 2008 and 53,552 on December 15, 2008, in each case constituting approximately 5% of its outstanding common stock held by persons other than Slavie Bancorp, MHC at such time. Stock purchases are made from time to time in the open market at the discretion of management. Any share repurchases under the repurchase program are dependent upon market conditions and other applicable legal requirements and must be undertaken within a 12-month period of the board’s authorization. As of March 31, 2009, SFSB, Inc. had repurchased 335,920 shares on the open market at an average cost of $7.88 per share to fund a stock-based compensation plan and to be held in Treasury. In accordance with the terms of the stock repurchase program, as of March 31, 2009, and the date of this filing, SFSB, Inc. is currently authorized to purchase an additional 18,553 shares before December 15, 2009.

Item 3.	Defaults Upon Senior Securities

Not applicable

Item 4.	Submission of Matters to a Vote of Securities Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SFSB, Inc.

Date: May 14, 2009	By:	/s/ Philip E. Logan
Philip E. Logan, Chairman and President
(Principal Executive Officer)

Date: May 14, 2009	By:	/s/ Sophie Torin Wittelsberger
Sophie Torin Wittelsberger, Chief Financial Officer
(Principal Accounting and Financial Officer)